Form 10-Q
period 1996-03-31
RBX CORP
filed 1996-05-15
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)

  X
_____ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MARCH 31, 1996

                                      OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


COMMISSION FILE NUMBER:  333-1992


                                RBX CORPORATION



          (Exact name of Registrants as specified in their charters)
        --------------------------------------------------------------

        DELAWARE                                       94-3231901


(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                             5225 ValleyPark Drive
                           Roanoke, Virginia 24019
                   (Address of principal executive offices)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Not applicable

The number of Common Shares of RBX Corporation, $0.01 per share par value, outstanding as of March 31, 1996 was 1,000.

                                RBX CORPORATION


                                     Index
                                     -----


                                                                         Pages
                                                                         -----
Part I.   Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of December 31,
                   1995 and March 31, 1996 (unaudited)..............        2

                  Consolidated Statements of Operations for the
                   quarters ended March 31, 1996
                   and March 31, 1995 (unaudited)...................        3

                  Consolidated Statements of Cash Flows for the
                   quarters ended March 31, 1996 and
                   March 31, 1995 (unaudited).......................        4

                  Notes to Condensed Consolidated Financial
                   Statements (unaudited)...........................        5


          Item 2: Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....     8-10



Part II.  Other Information

          Item 6: Exhibits and Reports on Form 8-K..................       11

          Signature.................................................       12



Note: On March 5, 1996, RBX Corporation filed a registration statement on Form S-4 under the Securities Act of 1933 (File #333-1992), registering the issuance of $100 million of senior subordinated notes. Such registration statement was amended on April 15, 1996 and April 24, 1996 and declared effective on April 25, 1996.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                RBX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share data)

                                    ASSETS


                                                                                                December 31,   March 31,
                                                                                                    1995         1996
                                                                                                ------------   ----------
Cash and cash equivalents......................................................................  $    5,823    $    3,538
Accounts receivable, less allowance for doubtful accounts of $1,678 and $1,661 respectively....      38,198        42,279
Inventories....................................................................................      42,364        44,104
Deferred income taxes..........................................................................       3,129         3,049
Prepaid and other current assets...............................................................       2,000         2,706
                                                                                                 ----------    ----------
    Total current assets.......................................................................      91,514        95,676

Property, plant and equipment, net.............................................................      81,277        80,656
Deferred income taxes, non-current.............................................................       1,411         2,231
Intangibles and other assets,  net.............................................................     111,534       110,614
                                                                                                 ----------    ----------

    Total assets...............................................................................  $  285,736    $  289,177
                                                                                                 ==========    ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable...............................................................................  $   13,886    $   15,860
Accrued liabilities............................................................................      14,367        17,190
Current portion of postretirement benefit obligation...........................................       1,850         1,850
Current portion of long-term debt..............................................................         356           349
                                                                                                 ----------    ----------
    Total current liabilities..................................................................      30,459        35,249

Long-term debt.................................................................................     171,389       171,302
Postretirement benefit obligation..............................................................      31,745        32,043
Other liabilities..............................................................................      11,569        12,063

Commitments and contingencies..................................................................         --            --

Stockholder's equity:
    Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding.............         --            --
    Additional paid-in-capital.................................................................      43,895        43,895
    Retained deficit...........................................................................      (3,321)       (5,375)
                                                                                                 ----------    ----------

    Total stockholder's equity.................................................................      40,574        38,520
                                                                                                 ----------    ----------

    Total liabilities and stockholder's equity.................................................  $  285,736    $  289,177
                                                                                                 ==========    ==========


See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)

                                                 Predecessor        Company
                                                --------------   --------------
                                                   3 Months         3 Months
                                                Ended March 31,  Ended March 31,
                                                      1995            1996
                                                --------------   --------------
Net sales.....................................  $       73,665   $       67,986
Cost of goods sold............................          60,197           57,970
                                                --------------   --------------
Gross profit..................................          13,468           10,016
Selling, general and administrative costs.....           6,957            6,997
Management fees...............................              96              252
Amortization of goodwill and
 other intangibles............................             182              881
Other expense (income)........................              (4)              (6)
                                                --------------   --------------
Operating income (loss).......................           6,237            1,892
Interest expense, including amortization
 of deferred financing fees...................           2,211            4,522
                                                --------------   --------------
Income (loss) before income taxes.............           4,026           (2,630)
Income taxes (benefit)........................           1,602             (574)
                                                --------------   --------------
Net income (loss).............................  $        2,424   $       (2,056)
                                                ==============   ==============

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                 Predecessor         Company
                                               --------------    --------------
                                                   3 Mos.            3 Mos.
                                               Ended March 31,   Ended March 31,
                                                    1995              1996
                                               --------------    --------------
OPERATING ACTIVITIES
Net income (loss)............................. $        2,424    $       (2,056)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation.................................          1,837             1,757
 Amortization.................................            277             1,101
 (Gain) or loss on disposition of equipment...             20                (6)
 Provision for deferred income taxes..........            178              (820)
 Changes in assets and liabilities net of
  effect of business acquisition:
  Increase in receivables ....................         (6,488)           (4,082)
  Increase in inventories.....................           (901)           (1,740)
  Increase in accounts payable................          2,536             1,974
  Increase in accrued liabilities.............          1,032             2,851
  Increase in prepaid and other
   current assets.............................           (661)             (647)
  Increase  in other liabilities..............            231               792
                                               --------------    --------------
Net cash provided (used) by operating
 activities...................................            485              (876)

INVESTING ACTIVITIES
Capital expenditures..........................         (1,023)           (1,140)
Proceeds from disposition of equipment........             16                 6
                                               --------------    --------------
Net cash used in investing activities.........         (1,007)           (1,134)

FINANCING ACTIVITIES
Proceeds from borrowings......................          2,000              -
Payments of financing fees....................              -              (181)
Principal payments on long-term debt..........         (1,148)              (94)
                                               --------------    --------------
Net cash provided by (used in)
 financing activities.........................            852              (275)

Net increase (decrease) in cash and
 cash equivalents.............................            330            (2,285)
Cash and cash equivalents at beginning
 of period....................................            206             5,823
                                               --------------    --------------
Cash and cash equivalents at end of period.... $          536    $        3,538
                                               ==============    ==============


See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLAR AMOUNTS ARE IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)



1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The balance sheet at December 31, 1995 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. The financial statements of RBX Investors Inc. and subsidiaries (the "Predecessor") and RBX Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

2. ACQUISITIONS

On October 16, 1995, pursuant to a plan of merger, the Company acquired the Predecessor for approximately $201.6 million plus direct expenses of the acquisition of approximately $3.6 million (the "Acquisition"). The purchase cost was composed of $94.1 million in cash, $3.9 million in Preferred Stock of RBX Group, Inc. (having an aggregate liquidation value of $9.0 million) and assumption of $95.5 million in debt and $8.1 million in unpaid seller expenses.

The Acquisition has been accounted for using the purchase method of accounting, whereby the excess of the purchase cost over the recorded book value of net assets acquired has been allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed based on independent valuations and other studies that are substantially complete. The Company does not expect the effect of any final adjustment to such valuations and studies to result in a material adjustment to the final purchase allocation.

The acquisition was financed through an equity contribution from RBX Group, Inc. of $43.9 million in cash and in-kind payments in exchange for all of the outstanding shares of the Company's common stock, the sale of $100 million of 11 1/4% Senior Subordinated Notes, and proceeds of approximately $61.3 million from borrowings under the Credit Agreement. In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition, were converted into options to acquire the common stock of RBX Group Inc. The rollover of such options does not represent a change in the basis of underlying assets or liabilities in the Acquisition, since RBX Group's basis in the options was equal to the predecessor option holders basis of zero.

Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year. The terms of the Credit Agreement and the Senior Subordinated Notes include various financial covenants which place limits on, among other things, the ability of RBX Corporation and its subsidiaries to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness. As of March 31, 1996 the Company was in compliance with all covenants which pertain to the Credit Agreement and Senior Subordinated Notes. (See note 5).

                                RBX CORPORATION

3. INVENTORIES

Components of inventory are as follows:

                                                 As of            As of
                                           December 31, 1995  March 31, 1996
                                           -----------------  --------------

               Raw materials                     $15,096         $16,697
               Work-in-process                     4,354           3,435
               Finished goods                     22,914          23,972
                                                 -------         -------
                                                 $42,364         $44,104
                                                 =======         =======

4. INCOME TAXES

During the first quarter, the company's effective income tax rate changed from an expense of 39.8% through the first three months of 1995 to a benefit of 21.8% through the first three months of 1996. This change is primarily the result of a loss in 1996 compared to income in 1995, and an increase in the amount of nondeductible goodwill amortization for the first three months of 1996 related to the acquisition.

5. LONG TERM DEBT

In connection with the proposed Ensolite Acquisition (see note 7) and the decline in sales and operating profits, the Company has entered into an amendment to the Credit Agreement dated February 28, 1996 (the "Credit Agreement Amendment"). The Credit Agreement Amendment modifies the financial covenants of the Company to provide the Company with greater flexibility. Such changes to the Company's financial covenants under the Credit Agreement are not contingent on the consummation of the Ensolite Acquisition. In addition, the Credit Agreement Amendment, which modified certain restrictions under the Credit Agreement that would otherwise prohibit the consummation of the Ensolite Acquisition, provides an additional $10 million in term loans which may be borrowed only in connection with the consummation of the Ensolite Acquisition and provides modified financial covenants which would be effective only if the Ensolite Acquisition is consummated. There can be no assurances that the Ensolite Acquisition will be consummated, or if consummated, what the definitive terms and conditions will be. As a result of the amendment, the Company incurred $0.2 million in financing fees paid at the effective date of the amendment. The Company also agreed to pay a .125% additional applicable margin on all Tranche A ABR and Eurodollar loans and .25% on all Tranche B ABR and Eurodollar loans effective with the date of the amendment.

As of March 31, 1996, the Company had an outstanding irrevocable standby letter of credit of $2.2 million as part of its casualty insurance program. At March 31, 1996, the Company had available unused borrowing capacity under the revolving credit facility of $27.8 million.

On April 15, 1996, the Company borrowed $5.0 million under the revolving credit facility reducing the available amount to $22.8 million.

The Company's credit agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the agreement. As of March 31, 1996, the Company was in compliance with all the covenants. However, due to the decline in sales and operating profits compared to prior year's quarters, it is probable the Company will fail to meet the same covenant requirements on June 30, 1996. The Company is negotiating an amendment to the Credit Agreement with the lenders for relief from the current covenant restrictions. There can be no assurance that any such amendment will be entered into or, if entered into, what the definitive terms and conditions will be.

                                RBX CORPORATION

6. CONTINGENT LIABILITIES

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims are not expected to have a material adverse effect on the financial position, and results of operations or liquidity of the Company.

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous substances, pollutants and contaminants into the environment. In addition, in some circumstances, the Company is responsible for the environmental condition of the property prior to transfer or sale to the Company. The Company is involved in various environmental remediation activities resulting from past operations, including designation as a potentially responsible party, with others, at two EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters.

Reserves have been recorded which, in management's estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At March 31, 1996, approximately $2.1 million for estimated environmental remediation costs have been accrued of which $1.4 million relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

7. POTENTIAL ACQUISITION

On January 22, 1996, the Company executed a non-binding letter of intent with Uniroyal Technology Corporation ("Uniroyal") with respect to the acquisition by the Company, or a subsidiary of the Company, of certain assets and the assumption of certain liabilities of the Ensolite Division of Uniroyal (the "Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The letter of intent provides that the Ensolite Acquisition is subject to various contingencies including the ability of the Company to obtain acceptable financing. There can be no assurances that the Ensolite Acquisition will be consummated, or if consummated, what the definitive terms and conditions will be.

ITEM 2:

                                RBX CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

As further discussed in Note 2 to the Company's Consolidated Financial Statements, pursuant to a plan of merger, the Company acquired RBX Investors Inc. (the "Predecessor") on October 16, 1995 (the "Acquisition Transactions"). In addition, the Predecessor acquired OleTex on September 30, 1994 and Halstead on December 30, 1994. All such acquisitions (the "Acquisitions") were accounted for using the purchase method of accounting and accordingly, the operating results of the Predecessor and the Company reflect the operations of OleTex and Halstead subsequent to the dates of their respective acquisitions.

The Company experienced a decline in sales and operating profits in the last half of 1995 compared to results for the same period in 1994, pro forma for the Halstead and OleTex acquisitions. This decline continued into the first quarter of 1996. The Company attributes this performance decline to an overall decrease in demand for rubber foam in the second half of 1995 paired with quality and service problems at the Company's Bedford, Virginia operation. In addressing these problems, management has undertaken or expects to undertake a number of manufacturing and service improvement initiatives. In connection with these initiatives, the Company hired a new general manager for the Bedford plant in January of 1996. Programs have been initiated to improve work practices and operating procedures. Capital projects are being developed to improve process controls and production flow. As Bedford's quality and service issues are addressed, the Company anticipates sales and operating profits will continue to be less than previous periods.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense, operating income, and net income in millions of dollars and as a percentage of net sales.

                                               Three Months            Three Months
                                           Ended March 31, 1995    Ended March 31, 1996
                                           --------------------    --------------------
                                            $               %        $              %
                                           ----           -----     ----          -----
Net Sales                                  73.7           100.0     68.0          100.0
Cost of goods sold                         60.2            81.7     58.0           85.3
Gross profit                               13.5            18.3     10.0           14.7
SG&A                                        7.0             9.5      7.0           10.3
Operating Income                            6.2             8.4      1.9            2.8
Net Income                                  2.4             3.3     -2.1           -3.1


COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

Net Sales. Net sales decreased to $68.0 million for the three months ended March 31, 1996 from $73.7 million for the comparable period in 1995, a decrease of $5.7 million or 7.7%. Sales for the Foam Group decreased to $48.3 million from $52.6 million, a decrease of $4.3 million or 8.2%. The decline was primarily at Rubatex and OleTex which experienced a decline of 8.6% and 18.3% respectively. The decline at Rubatex is due to market softness in the insulation, extrusion and sheet business compounded by loss of some business to competitors due to performance problems at the Bedford facility. The new operations manager in Bedford has put forth several initiatives which management estimates will result in improvements beginning in the remainder of 1996. OleTex also experienced market softness, however, sales have recovered in comparison to the levels experienced at the end of 1995. Sales at all other operations for the Foam Group were roughly flat for the first quarter of 1996 compared to last year. Sales of the Mixing Group decreased to $21.8 million from $23.2 million, a decrease of 6.0% due to a general overall economic slowdown in their markets.

Gross Profit. Gross Profit decreased to $10.0 million in the first quarter of 1996 from $13.5 million in the first quarter of 1995, a decrease of $3.5 million or 25.9%. As a percentage of net sales, gross profit decreased to 14.7% in the first quarter of 1996 from 18.3% in the same period in 1995. Rubatex and OleTex experienced some erosion of margins due to increased raw material cost, and lower sales volume; however, the majority of the decline was at Rubatex where lower volumes and quality problems continue to negatively impact the Bedford facility. The Groendyk operations experienced a non-recurring $0.7 million net reduction in earnings principally as a result of an inventory adjustment. All other operations in the Foam Group experienced steady or slight increases in gross profit for the first quarter of 1996 in comparison to the year earlier period. The Mixing Group also experienced a decline in gross profit due to lower volumes.

SG&A. SG&A was $7.0 million in the quarter ended March 31, 1996, and was unchanged from the first quarter of 1995. As a percentage of sales, SG&A increased to 10.3% in the quarter from 9.5% in the 1995 period.

Operating Income. For the reasons discussed above, operating income decreased to $1.9 million in the first quarter of 1996 from $6.2 million in 1995, a decrease of $4.3 million or 69.4%. As a percentage of net sales, operating income decreased to 2.8% in 1996 from 8.4% in 1995.

Net Income. Net income decreased to a net loss of $2.1 million for the three months ended March 31, 1996 from net income of $2.4 million for the comparable period in 1995, a decrease of $4.5 million. Interest expense increased $2.2 million in 1996 due to the increased debt related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Credit Agreement.

Cash Flow From Operating Activities. Cash flows from operations for the three months ended March 31, 1995 and the three months ended March 31, 1996 was $0.5 million and a negative $.9 million, respectively. Increases in receivables and inventories in the first quarter of 1996 of $5.8 million were partially offset by increases in accounts payable and accrued liabilities of $4.8 million. The increase in inventories is due primarily to increased costs related to lower production at the Rubatex-Bedford facility. Future cash flows from operating activities will be lower than historical levels because of the increased interest expense resulting from the debt incurred in connection with the Acquisition.

Cash Flows From Investing Activities: The Company's cash used in investing activities remained the same as the 1995 first quarter level of $1.0 million for the three months ended March 31, 1996. The Company anticipates an increase in capital spending of approximately $3.5 related to the proposed expansion/modernization project at Groendyk in the 1996 and 1997 time frame, approximately $2.0 million in capital for the modernization project at the Rubatex-Bedford facility, and approximately $0.5 million in capital related to the proposed combining of the Universal Rubber and Rubatex-Polymer facilities.

Cash Flows From Financing Activities: Concurrently with the Acquisition, the Company entered into the Credit Agreement with certain banks. The Credit Agreement has a maximum borrowing capacity of $100 million and is secured by the assets of the Company and its subsidiaries. On March 16, 1996, the Company increased its stand-by letters of credit to $2.2 million as part of its casualty insurance program which reduced availability under the revolving credit facility to $27.8 million. On April 15, 1996, the Company borrowed $5.0 million from the available revolving credit facility which reduced the available amount to $22.8 million. The Company also incurred $0.2 million in additional financing fees related to the amendment to the Credit Agreement which became effective February 28, 1996. The amendment modified certain covenant provisions of the Credit Agreement which allowed the Company to proceed with negotiations on the proposed Ensolite Acquisition and the expansion and modernization capital projects at its existing facilities. The Company also agreed to an additional margin on all ABR and Eurodollar loans as a result of the amendment.

EBITDA: Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees decreased to $5.1 million for three months ended March 31, 1996 from $9.4 million for the comparable period in 1995, a decrease of $4.3 million. Reasons for the decline in EBITDA are the same as those given for the decline in operating income as discussed above.

Management believes EBITDA is one indicator of a company's liquidity. However, EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. The Company believes that EBITDA, while providing useful information, does not represent cash available to service debt and that it should not be considered in isolation or as a substitute for the consolidated income statement prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in working capital.

The Company's credit agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the agreement. As of March 31, 1996, the Company was in compliance with all the covenants. However, due to the decline in sales and operating profits compared to prior year's quarters, it is probable the Company will fail to meet the same covenant requirements on June 30, 1996. The Company is negotiating an amendment to the Credit Agreement with the lenders for relief from the current covenant restrictions. There can be no assurance that any such amendment will be entered into or, if entered into, what the definitive terms and conditions will be.

                                RBX CORPORATION

Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K

                              a. Exhibits - See Exhibit Index

                              b. No report on Form 8-K was filed during the
                                 quarter ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RBX Corporation
                              ---------------
                                (Registrant)


                                    /S/ THOMAS F. LEMKER
        Date:  May 15, 1996         ______________________________
               ------------           Thomas F. Lemker
                                      Vice President, Chief Financial
                                      Officer & Treasurer

                                RBX CORPORATION
                                ---------------

                                 EXHIBIT INDEX

Exhibit
- -------

3.1   Certificate of Incorporation of RBX Corporation.*

3.2   By-laws of RBX Corporation.*

3.3   Certificate of Incorporation of each Subsidiary Guarantor.*

3.4   By-laws of each Subsidiary Guarantor.*

4.1 Indenture, dated as of October 16, 1995, among RBX Corporation, each Subsidiary Guarantor and United States Trust Company of New York, as Trustee.*

4.2 Forms of Series A and Series B 11 1/4% Senior Subordinated Notes including the Form of Subsidiary Guarantees.*

4.3   Purchase Agreement, dated as of October 6, 1995, among RBX
      Corporation, each Subsidiary Guarantor (effective as of October 16, 1995), Donaldson, Lufkin & Jenrette Securities Corporation and Chemical Securities Inc.*

4.4 Registration Rights Agreement, dated as of October 6, 1995, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chemical Securities Inc.*

4.5 Stockholders Agreement, dated as of October 16, 1995, among RBX Group, Inc., American Industrial Partners Capital Fund II, L.P. and certain other signatories thereto.*

10.1 Credit Agreement (the "Credit Agreement"), dated as of October 16, 1995, among RBX Corporation, RBX Group, Inc., the several banks and other financial institutions from time to time parties thereto
      (the "Lenders") and Chemical Bank (the "Agent").*

10.2 Amendment No. 1 dated as of February 28, 1995, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.*

10.3 Security Agreement, dated as of October 16, 1995, made by RBX Corporation, in favor of the Agent.*

10.4  Pledge Agreement, dated as of October 16, 1995, made by RBX
      Corporation, in favor of the Agent.*

10.5 Form of Security Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.6 Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor, in favor of the Agent.*

10.7 Form of Subsidiaries' Guarantee, dated as of October 16, 1995, made by each Subsidiary Guarantor, in favor of the Agent.*

10.8 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.9 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc., and AEA Investors, Inc.*


- ------------------
* Incorporated by reference to Registration Statement of RBX Corporation on Form S-4, File #333-1992, filed March 5, 1996 and amended on April 15, 1996 and April 24, 1996.

Exhibit
- -------

10.10 Management Services Agreement, dated as of October 16, 1995, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.11 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995.*

10.12 Employment Agreement between RBX Corporation and Steven W. Schaefer.*

10.13 Employment Agreement between RBX Corporation and John D. Fisher.*

10.14 Employment Agreement between RBX Corporation and Thomas F. Lemker.*

10.15 Employment Agreement between RBX Corporation and Frank H. Roland.*

10.16 Employment Agreement between RBX Corporation and Gerald J. Kirschke.*

10.17 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993.*

10.18 Pension Plan effective as of January 1, 1991.*

27    Financial Data Schedule.


- ------------------
* Incorporated by reference to Registration Statement of RBX Corporation on Form S-4, File #333-1992, filed March 5, 1996 and amended on April 15, 1996 and April 24, 1996.