Form 10-Q
period 1996-06-30
RBX CORP
filed 1996-08-14
CIK 1010141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934
FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-1992



                                RBX CORPORATION



           (Exact name of Registrants as specified in their charters)
            ---------------------------------------------------------

                DELAWARE                       94-3231901

     (State or other jurisdiction of        (I.R.S. Employer
       incorporate or organization)        Identification No.)

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

     YES  [X]                                           NO
        ------                                            ------

The number of Common Shares of RBX Corporation, $0.01 per share par value, outstanding as of June 30, 1996 was 1,000.

                                RBX CORPORATION


                                     Index
                                     -----

                                                                                  Pages
Part I. Financial Information

     Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 1995 and June 30,
  1996 (unaudited).............................................................     2
Condensed Consolidated Statements of Operations for the quarters ended June
  30, 1996 and June  30, 1995 and 6 months ended June 30, 1996 and June 30, 1995
  (unaudited)..................................................................     3
Condensed Consolidated Statements of Cash Flows for the quarters ended June
  30, 1996 and June 30, 1995 and 6 months ended June 30, 1996 and June 30, 1995
  (unaudited)..................................................................     4
Notes to Condensed Consolidated Financial Statments (unaudited)................     5

     Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations..........................................................  9-12

Part II. Other Information

     Item 6: Exhibits and reports on Form 8-K..................................    13
     Signature.................................................................    14

Note: On March 5, 1996, RBX Corporation filed a registration statement under the Securities Act of 1933 (File #333-1992), registering the issuance of $100 million of debt securities, which was amended on April 15, 1996 and April 24, 1996.

Part 1 - Financial Information
Item 1 - Financial Statements


                                RBX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 (in thousands of dollars, except share data)

                                    ASSETS

                                                                                           December 31,         June 30,
                                                                                              1995                1996
                                                                                           ----------           ---------
Cash and cash equivalents...........................................................       $    5,823           $   2,286
Accounts receivable, less allowance for doubtful accounts of $1,678 and $1,797
  respectively......................................................................           38,198              46,260
Inventories.........................................................................           42,364              42,924
Deferred income taxes...............................................................            3,129               2,971
Prepaid and other current assets....................................................            2,000               2,840
                                                                                           ----------           ---------
   Total current assets.............................................................           91,514              97,281

Property, plant and equipment, net..................................................           81,277              85,959
Deferred income taxes, non-current..................................................            1,411               2,869
Intangibles and other assets, net...................................................          111,534             125,989
                                                                                           ----------           ---------

    Total assets....................................................................       $  285,736           $ 312,098
                                                                                           ==========           =========

           LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable....................................................................       $   13,886           $  15,471
Accrued liabilities.................................................................           14,367              15,919
Current portion of postretirement benefit obligation................................            1,850               1,850
Current portion of long-term debt...................................................              356                 350
                                                                                           ----------           ---------
  Total current liabilities.........................................................           30,459              33,590

Long-term debt......................................................................          171,389             182,715
Postretirement benefit obligation...................................................           31,745              32,214
Other liabilities...................................................................           11,569              11,784

Commitments and contingencies.......................................................               -                  -

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding...               -                  -
   Additional paid-in-capital.......................................................           43,895              58,925
   Retained deficit.................................................................           (3,321)             (7,130)
                                                                                           ----------           ---------

   Total stockholder's equity.......................................................           40,574              51,795
                                                                                           ----------           ---------

   Total liabilities and stockholder's equity.......................................       $  285,736           $ 312,098
                                                                                           ==========           =========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)

                                                                      Predecessor       Company      Predecessor        Company
                                                                     --------------  --------------  --------------  --------------
                                                                        3 Months        3 Months       6 Months         6 Months
                                                                     Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                                                          1995            1996           1995             1996
                                                                     --------------  --------------  --------------  --------------
Net sales...........................................................    $   70,003       $   70,552      $  143,668      $  138,538
Cost of goods sold..................................................        56,561           59,953         116,753         117,923
                                                                        ----------       ----------      ----------      ----------
Gross profit........................................................        13,442           10,599          26,915          20,615

Selling, general and administrative costs...........................         6,825            6,881          13,787          13,878
Settlement with former owners.......................................           620                0             620               0
Management fees.....................................................            94              249             190             501
Amortization of goodwill and other intangibles......................           178              920             360           1,801
Other income........................................................            (9)              (3)            (13)             (9)
                                                                        ----------       ----------      ----------      ----------
Operating income ...................................................         5,734            2,552          11,971           4,444

Interest expense, including amortization of deferred financing fees.         2,226            4,636           4,437           9,158
                                                                        ----------       ----------      ----------      ----------
Income (loss) before income taxes..................................          3,508           (2,084)          7,534          (4,714)
Income taxes (benefit).............................................            861             (331)          2,484            (905)
                                                                        ----------       ----------      ----------      ----------
Net income (loss)..................................................     $    2,647       $   (1,753)     $    5,050      $   (3,809)
                                                                        ==========       ==========      ==========      ==========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                       Predecessor   Company     Predecessor   Company
                                                                       -----------  ---------    -----------  ---------
                                                                        3 Months     3 Months     6 Months     6 Months
                                                                         Ended        Ended        Ended        Ended
                                                                       30-Jun-95    30-Jun-96    30-Jun-95    30-Jun-96
                                                                       -----------  ---------    ---------    ---------
Operating activities
Net income (loss)...................................................... $  2,647    $  (1,753)   $   5,050    $  (3,809)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation..........................................................    1,839        1,841        3,675        3,598
 Amortization..........................................................      281        1,137          558        2,238
 Gain on disposition of equipment......................................      (33)          (3)         (13)          (9)
 Provision for deferred income taxes...................................      154         (638)         332       (1,458)
 Changes in assets and liabilities net of effect of
  business acquisition:
 (Increase) decrease in receivables ...................................      587         (242)      (5,901)      (4,324)
 (Increase) decrease in inventories....................................     (800)       3,022       (1,701)       1,282
 Increase (decrease) in accounts payable...............................      692       (1,283)       3,228          691
 Increase (decrease) in accrued liabilities............................   (1,632)      (2,242)        (578)         609
 Increase in prepaid and other assets..................................      (58)         (56)        (719)        (703)
 Increase (decrease) in other liabilities..............................      193         (207)         424          585
                                                                        --------    ---------    ---------    ---------
Net cash provided by (used in) operating activities....................    3,870         (424)       4,355       (1,300)

Investing activities
Capital expenditures...................................................   (2,033)      (1,437)      (3,056)      (2,577)
Acquisitions, net of cash acquired.....................................   (1,337)     (20,538)      (1,337)     (20,538)
Proceeds from disposition of equipment.................................       48            3           64            9
                                                                        --------    ---------    ---------    ---------
Net cash used in investing activities..................................   (3,322)     (21,972)      (4,329)     (23,106)

Financing activities
Contribution to capital................................................        0       10,030            0       10,030
Proceeds from borrowings...............................................        0       19,500        2,000       19,500
Payments of financing fees.............................................        0         (300)           0         (481)
Principal payments on long-term debt...................................   (2,633)      (8,086)      (3,781)      (8,180)
                                                                        --------    ---------    ---------    ---------
Net cash provided by (used in) financing activities....................   (2,633)      21,144       (1,781)      20,869

Net increase (decrease) in cash and cash equivalents...................   (2,085)      (1,252)      (1,755)      (3,537)
Cash and cash equivalents at beginning of period.......................      536        3,538          206        5,823
                                                                        --------    ---------    ---------    ---------
Cash and cash equivalents at end of period............................. $ (1,549)   $   2,286    $  (1,549)   $   2,286
                                                                        ========    =========    =========    =========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Acquisition was financed through an equity contribution from RBX Group, Inc. of $43.9 million in cash and in-kind payments in exchange for all of the outstanding shares of the Company's common stock, the sale of $100 million in 11-1/4% Senior Subordinated Notes, and proceeds of approximately $61.3 million from borrowings under the Credit Agreement. In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition, were converted into options to acquire the common stock of RBX Group Inc. The rollover of such options does not represent a change in the basis of underlying assets or liabilities in the Acquisition, since RBX Group's basis in the options was equal to the predecessor option holders basis of zero.

Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year. The terms of the Credit Agreement and the Senior Subordinated Notes include various financial covenants which place limits on, among other things, the ability of RBX Corporation and its subsidiaries to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness. As of June 30, 1996 the Company was in compliance with all covenants which pertain to the Credit Agreement and Senior Subordinated Notes (See Note 6).

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $25.0 million plus direct expenses of approximately $1.8

                                RBX CORPORATION
million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of additional Tranche B Term Loans of $10.0 million and a equity contribution by RBX Group of $15.0 million. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

3. INVENTORIES

Components of inventory are as follows:

                        As of            As of
                  December 31, 1995  June 30, 1996
                  -----------------  -------------

Raw materials          $15,096          $14,890
Work-in-process          4,354            4,552
Finished goods          22,914           23,482
                       -------          -------
                       $42,364          $42,924
                       =======          =======

4. INCOME TAXES

During 1996, the Company's effective income tax rate changed from an expense of 39.8% through the first six months of 1995 to a benefit of 19.2% through the first six months of 1996. This change is primarily the result of a loss in 1996 compared to income in 1995, and an increase in the amount of nondeductible goodwill amortization for the first six months of 1996 related to the Acquisition.

5. GOODWILL

In connection with the Ensolite Acquisition, $16.1 million of goodwill represents the excess of cost over fair value of the net assets acquired and is being amortized on a straight line basis over 40 years.

6. LONG TERM DEBT

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Subordinated Notes on a full, unconditional, and joint and several basis. Management has determined that separate financial statements of the guarantor subsidiaries would not be material to an investor. Accordingly, separate financial statements of the guarantor subsidiaries have not been presented.

In connection with the Ensolite Acquisition (see note 2) and the decline in sales and operating profits, the Company has entered into an amendment of the Credit Agreement dated February 28, 1996 (the "Credit Agreement Amendment"). The Credit Agreement Amendment modifies the financial covenants of the Company to provide the Company with greater flexibility. Such changes to the Company's financial covenants under the Credit Agreement were not contingent on the consummation of the Ensolite Acquisition. In addition, the Credit Agreement Amendment modified certain restrictions under the Credit Agreement that would otherwise prohibit the consummation of the Ensolite Acquisition, provided an additional $10 million in term loans which could be borrowed only in connection with the consummation of the Ensolite Acquisition and provided modified financial covenants with the consummation of the Ensolite Acquisition. As a result of the amendment, the Company incurred $0.2 million in financing fees paid at the effective date of the amendment. The Company also agreed to pay a 0.125% additional applicable margin on all Tranche A ABR and Eurodollar loans and 0.25% on all Tranche B ABR and Eurodollar loans effective with the date of the amendment.

                                RBX CORPORATION

On April 15, 1996, the Company obtained revised loan covenant restrictions by amending the Credit Agreement ("Credit Agreement Amendment No. 2") due to the decline in sales and operating profits compared to prior year's quarters. As a result of Credit Agreement Amendment No. 2 and the additional Tranche B loan required to complete the Ensolite Acquisition, the Company incurred $0.3 million in financing fees paid at the consummation of the Ensolite Acquisition. The Company also agreed to pay a 0.25% additional applicable margin on all Tranche A and Tranche B ABR and Eurodollar loans effective as of the date of Credit Agreement Amendment No. 2.

As of June 30, 1996, the Company had an outstanding irrevocable standby letter of credit of $2.2 million as part of its casualty insurance program. The Company also had outstanding borrowings under the revolving credit facility in the amount of $1.5 million. At June 30, 1996, the Company had available unused borrowing capacity under the revolving credit facility of $26.3 million.

On July 10, 1996, the Company paid off the outstanding borrowings under the revolving credit facility and currently has no outstanding revolving loans. The available revolving loan facility is $27.8 million.

The Company's Credit Agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the Credit Agreement. As of June 30, 1996, the Company was in compliance with all the covenants.

7.   CONTINGENT LIABILITIES

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims are not expected to have a material adverse effect on the financial position, and results of operations or liquidity of the Company.

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and, the release of hazardous substances, pollutants and contaminants into the environment. In addition, in some circumstances, the Company is responsible for the environmental condition of the property prior to transfer or sale to the Company. The Company is involved in various environmental remediation activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters.

Reserves have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At June 30, 1996, approximately $2.1 million for estimated environmental remediation costs have been accrued of which $1.4 million relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

                                RBX CORPORATION

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities of the Company for the six month period ended June 30, 1996 are as follows:

Acquisition of Ensolite:
 Fair value of assets acquired     $ 27,700
 Cash paid                          (20,538)
 Non-cash capital contribution       (5,000)
                                   --------
 Liabilities assumed               $  2,162
                                   ========

ITEM 2.

                                RBX CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As further discussed in Note 2 to the Company's Consolidated Financial statements, pursuant to a plan of merger, the Company acquired RBX Investors Inc (the "Predecessor") on October 16, 1995, (the "Acquisition Transactions"). In addition, the Predecessor acquired OleTex on September 30, 1994, Halstead on December 30, 1994 and the Company purchased Ensolite on June 10, 1996. All such acquisitions (the "Acquisitions") were accounted for using the purchase method of accounting and accordingly, the operating results of the Predecessor and the Company reflect the operations of OleTex, Halstead and Ensolite subsequent to the dates of their respective acquisitions.

The Company experienced a decline in sales and operating profits in the last half of 1995 compared to results for the same period in 1994, pro forma for the Halstead and OleTex acquisitions. This decline continued into the first quarter of 1996 but a recovery began in the second quarter of 1996. The Company attributes the performance decline to an overall decrease in demand for rubber foam in the second half of 1995 paired with quality and service problems at the Company's Bedford, Virginia operation. In addressing these problems, management has undertaken or expects to undertake a number of manufacturing and service improvement initiatives. In connection with these initiatives, the Company hired a new general manager for the Bedford plant in January of 1996. Programs have been initiated to improve work practices and operating procedures. Capital projects are being developed to improve process controls and production flow. The recovery of sales in the second quarter reflects the benefit of these initiatives. As Bedford's quality and service issues continue to be addressed, the Company anticipates sales and operating profits will continue to recover.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense, operating income in millions of dollars and as a percentage of net sales.

                            Three months ended June 30        Six Months Ended June 30
                           ---------------------------       --------------------------
                              1995              1996             1995           1996
                              ----              ----             ----           ----
                            $         %       $      %       $      %      $          %
                          ------    ----   ------  ----     ------  ----   ------   -----

Net Sales                  70.0   100.0   70.6   100.0     143.7   100.0   138.5   100.0
Cost of goods sold         56.6    80.9   60.0    85.0     116.8    81.3   117.9    85.1
Gross profit               13.4    19.1   10.6    15.0      26.9    18.7    20.6    14.9
SG&A                        6.8     9.7    6.9     9.8      13.8     9.6    13.8    10.0
Operating Income            5.7     8.1    2.6     3.7      12.0     8.4     4.4     3.2
Net Income                  2.6     3.7   -1.7    -2.4       5.0     3.5    -3.8    -2.7

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net Sales. Net sales increased to $70.6 million for the three months ended June 30, 1996 from $70.0 million for the comparable period in 1995 an increase of $0.6 million or 0.9%. Ensolite added $1.3 million since its acquisition. Without Ensolite sales would have decreased by $0.7 million or 1%. Sales for the Foam group increased to $52.8 million from $50.6 million, an increase of $2.2 million or 4.3%. Excluding Ensolite, sales increased $0.9 million or 1.8%. Sales increased at Rubatex, Groendyk and

Universal Polymer. The increase at Rubatex represents a reversal of the trend over the last three quarters of unfavorable comparisons with sales from the prior periods and is a 7.8% increase over the 1996 first quarter's sales. Increases over the prior year have been in sheets, extruded shapes, drink cup holders and fabricated parts. OleTex sales continued their recovery in comparison to the levels experienced at the end of 1995, and represent a 14.4% increase over the 1996 first quarter's sales. Sales of the Mixing Group decreased to $19.7 million from $21.0 million in the second quarter of 1995, a decrease of $1.3 million or 6.2% due to a general overall economic slowdown in their markets.

Gross Profit. Gross profit decreased to $10.6 million in the second quarter of 1996 from $13.4 million in the second quarter of 1995, a decrease of $2.8 million or 20.9%. As a percentage of net sales, gross profit decreased to 15.0% in the second quarter of 1996 from 19.1% in the same period in 1995. Rubatex profits were hurt by $0.5 million due to losses related to a fire and physical inventory adjustment at Bedford. Rubatex profits were also affected by $0.7 million due to sale of products that carried the higher costs associated with less efficient operations from the first quarter of the year. The Groendyk profits were down $0.2 million due to less favorable sales mix. All other operations in the Foam Group experienced increases in gross profit for the second quarter of 1996 in comparison to the year earlier period. The Mixing Group experienced a decline in gross profit of $1.0 million due to lower volumes and a more competitive pricing market.

SG&A SG&A was $6.9 million in the quarter ended June 30, 1996, an increase of $0.1 million, from the second quarter of 1995. As a percentage of sales, SG&A increased to 9.8% in the quarter from 9.7% in the 1995 period.

Operating Income. Operating income decreased to $2.6 million in the first quarter of 1996 from $5.7 million in 1995, a decrease of $3.1 million or 63.3%. As a percentage of net sales, operating income decreased to 3.7% in 1996 from 8.1% in 1995. The decrease is primarily due to the decrease in gross profits. In addition the combination of a $0.9 million increase in management fees and increased amortization of goodwill, partially offset by the impact of a $0.6 million settlement with former owners in 1995, reduced operating profit by $0.3 million. Operating income improved by $0.7 million or 36.8% over the 1996 first quarter.

Net Income. Net income decreased to a net loss of $1.7 million for the three months ended June 30, 1996 from net income of $2.6 million for the comparable period in 1995, a decrease of $4.3 million. Interest expense increased $2.4 million in 1996 due to the increased debt related to the Acquisitions.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net Sales. Net sales decreased to $138.5 million for the six months ended June 30, 1996 from $143.7 million for the comparable period in 1995, a decrease of $5.2 million or 3.6%. Sales for the Foam Group decreased to $101.1 million from $103.2 million, a decrease of $2.1 million or 2.0%. OleTex sales were down 13.9% as they had experienced market softness in the last half of 1995 and are in the process of a gradual recovery in the first half of 1996. Rubatex sales, excluding the Ensolite acquisition, were down 2.9%, which also represents a recovery from being down 8.6% in the first quarter. Sales of the Mixing Group decreased to $41.4 million from $44.2 million, a decrease of $2.8 million or 6.3% due to a general overall economic slowdown in their markets.

Gross Profit. Gross profit decreased to $20.6 million in the first half of 1996 from $26.9 million in the first half of 1995, a decrease of $6.3 million or 23.4%. As a percentage of net sales, gross profit decreased to 14.9% in the first half of 1996 from 18.7% in the first half of 1995. Rubatex, OleTex and Groendyk experienced lower profits due to a combination of lower sales volumes and increased raw material costs. Quality problems also hurt the Bedford operation early in the year, and Groendyk experienced a non-recurring $0.7 million net reduction in earnings, principally as a result of an inventory adjustment. Other operations in the Foam Group experienced increases in gross profit for the first half of 1996 in comparison to the year earlier period. The Mixing Group experienced a decline in gross profit due to lower volumes and a more competitive pricing market.

SG&A. SG&A was $13.8 million in the first half of 1996, the same as in the first half of 1995. As a percentage of sales, SG&A increased to 10.9% in the first half of 1996 from 9.6% for the same period in 1995.

Operating Income. Operating income decreased to $4.4 million in the first half of 1996 from $12.0 million for the same period in 1995, a decrease of $7.5 million or 62.8%. The decrease is primarily due to the decrease in gross profits. In addition the combination of a $1.8 million increase in management fees and increased amortization of goodwill, partially offset by the impact of $0.6 million settlement in 1995, reduced operating profit by $1.2 million.

Net Income. Net income decreased to a net loss of $3.8 million for the first half of 1996 from net income of $5.0 million for the comparable period in 1995, a decrease of $8.8 million. Interest expense increased $4.5 million in 1996 due to the increased debt related to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Credit Agreement.

Cash Flow From Operating Activities. Cash flows from operations for the three months ended June 30, 1995 and the three months ended June 30, 1996 was $3.9 million and a negative $0.4 million, respectively. Cash flows from operating activities are lower than historical levels because of the lower operating profit and the increased interest expense resulting from the debt incurred in connection with the Acquisitions.

Cash Flows From Investing Activities. The Company's cash used in investing activities was $27.0 million in the three months ended June 30, 1996 compared to $3.3 million in the same period of 1995. The Ensolite acquisition required $20.5 million in the 1996 second quarter whereas in the 1995 second quarter $1.3 million was spent to complete the Halstead acquisition. An additional $1.0 million is expected to be spent in the third quarter in connection with the Ensolite acquisition and additional $7.3 million is expected over the next three quarters to relocate the Ensolite assets. The Company anticipates increases in capital spending of approximately $3.7 million related to the proposed expansion/modernization project at Groendyk and $2.3 million for the modernization project at the Rubatex-Bedford facility in the 1996 and 1997 time frame, and approximately $0.5 million in capital related to the proposed combining of the Universal Rubber and Rubatex Polymer facilities.

Cash Flows From Financing Activities: Concurrently with the Acquisition Transactions, the Company entered into the Credit Agreement with certain banks. The Credit Agreement has a maximum borrowing capacity of $100 million and is secured by the assets of the Company and its subsidiaries. The Company uses $2.2 million of its line of credit for standby letters of credit as part of its casualty insurance program which leaves availability under the revolving credit facility at $27.8 million. At June 30, 1996 $1.5 million had been borrowed against this facility which was subsequently paid off as of July 10, 1996. The Company financed the Ensolite Acquisition with a $10 million cash equity contribution from its parent and a $10 million term loan with payments beginning on December 31, 1997 and maturing in December 2003. The Company also agreed to an additional margin on all ABR and Eurodollar loans, modifications to certain covenant provisions, and incurred $0.3 million in finance fees related to the second quarter amendment in addition to the $0.2 million related to the first quarter amendment to the Credit Agreement which allowed the financing for the Ensolite Acquisition.

EBITDA: Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees, decreased to $5.7 million for three months ended June 30, 1996 from $9.4 million for the comparable period in 1995, a decrease of $3.7 million. Reasons for the decline in EBITDA are the same as those given for the decline in operating income as discussed above.

Management believes EBITDA is one indicator of a company's liquidity. However, EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. The Company believes that EBITDA, while providing useful information, does not represent cash available to service debt and that it should not be considered in isolation or as a substitute for the consolidated income statement prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in the working capital.

The Company's Credit Agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the Credit Agreement. As of June 30, 1996, the Company was in compliance with all of these covenants.

PART II: OTHER INFORMATION



                                RBX CORPORATION



ITEM 6: EXHIBITS AND REGISTRATION FORM 8-K


     a. Exhibits - Financial Data Schedule
     b. Report on Form 8-K:
        During the second quarter of 1996, the Company filed the following report on Form 8-K:
             Current report dated June 25, 1996 reporting the Rubatex Corporation (a wholly-owned subsidiary of RBX Corporation) acquisition of certain assets and liabilities of the Ensolite(R) division of Uniroyal Technology Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                 (REGISTRANT)



     Date: August 14, 1996                       /s/ THOMAS F. LEMKER
          -----------------------               -----------------------------
                                                 THOMAS F. LEMKER
                                                 VICE PRESIDENT, CHIEF FINANCIAL
                                                 OFFICER & TREASURER

                                RBX CORPORATION
                                ---------------

                                 EXHIBIT INDEX


Exhibit                                                                              Page No.
- -------                                                                              -------
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

4.4 Registration Rights Agreement, dated as of October 16, 1995, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson,
               Lufkin & Jenrette Securities Corporation and Chemical Securities
               Inc.*

4.5            Stockholders Agreement, dated as of October 16, 1995, among RBX
               Group, Inc., American Industrial Partners Capital Fund II, L.P.
               and certain other signatories thereto.*

4.6            Securities Purchase Agreement, dated as of June 10, 1996, among
               RBX Group, Inc. and American Industrial Partners Capital Fund,
               L.P.

4.7            Stockholders Agreement, dated as of June 10, 1996, among RBX
               Group, Inc. and American Industrial Partners Capital Fund, L.P.

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

10.3           Amendment No. 2 dated as of April 15, 1996, to the Credit
               Agreement among RBX Corporation, RBX Group, Inc., and the Lenders and the Agent.

10.4 Toll Manufacturing Agreement dated as of June 10, 1996 by and between Rubalex Corporation and Uniroyal Technology Corporation.

10.5           Security Agreement, dated as of October 16, 1995, made by RBX
               Corporation, in favor of the Agent.*

10.6           Pledge Agreement, dated as of October 16, 1995, made by RBX
               Corporation in favor of the Agent.*

10.7 Form of Security Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

- --------------------------------------------
* Incorporated by reference to Registration Statement of RBX Corporation on Form S-4, File #333-1992, filed March 5, 1996 and amended on April 15, 1996 and April 24, 1996.

Exhibit                                                                              Page No
- -------                                                                              -------
10.8           Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.9 Form of Subsidiaries' Guarantee, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.10 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc. RBX Group, Inc., RBX-AIP Acquisition,
               Inc. and AEA Investors, Inc.*

10.11          Amendment to Agreement and Plan of Merger, dated as of September
               25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-
               AIP Acquisition, Inc. and AEA Investors, Inc.*

10.12 Management Services Agreement, dated as of October 16, 1995, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.13          Management Stock Option Plan Adopted by the Board of Directors of
               RBX Group, Inc. as of October 16, 1995.*

10.14          Employment Agreement between RBX Corporation and Steven W.
               Schaefer.*

10.15          Employment Agreement between RBX Corporation and John D. Fisher.*

10.16          Employment Agreement between RBX Corporation and Thomas F.
               Lemker.*

10.17          Employment Agreement between RBX Corporation and Frank H. Roland.*

10.18          Employment Agreement between RBX Corporation and Gerald J. Kirschke.*

10.19          Executive Employees Supplemental Retirement Plan as Amended and
               Restated December 15, 1993.*

10.20          Pension Plan effective as of January 1, 1991.*

27             Financial Data Schedule.






- --------------------------------------------
* Incorporated by reference to Registration Statement of RBX Corporation on Form S-4, File #333-1992, filed March 5, 1996 and amended on April 15, 1996 and April 24, 1996.