Form 10-Q/A
period 1996-06-30
RBX CORP
filed 1996-08-20
CIK 1010141

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


     AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                  Commission file number           333-1992
                                             --------------------

                                RBX CORPORATION
             (Exact name of registrant as specified in its charter)

                                                      94-3231901
           Delaware                              (I.R.S. Employer
(State or other jurisdiction of                  Identification No.)
incorporation or organization)

5225 ValleyPark Drive, Roanoke, Virginia                 24019
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (540) 561-6000



     Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                             --------       -------



     As of June 30, 1996, RBX Corporation had 1,000 shares of Common Stock outstanding.

================================================================================

                                RBX CORPORATION

                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................     2

                         PART I.  FINANCIAL INFORMATION

     Item 2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 of RBX Corporation, as filed with the Securities and Exchange Commission on August 14, 1996, hereby is amended by deleting such item in its entirety and replacing it as follows:

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

EBITDA: Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees, decreased to $5.8 million for three months ended June 30, 1996 from $8.7 million for the comparable period in 1995, a decrease of $2.9 million. Reasons for the decline in EBITDA are the same as those given for the decline in operating income as discussed above.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 20, 1996                   RBX CORPORATION


                                         By /s/ Thomas F. Lemker
                                           --------------------------------
                                            Thomas F. Lemker
                                            Vice President, Chief Financial
                                            Officer & Treasurer