Form 10-Q
period 1996-09-30
RBX CORP
filed 1996-11-14
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934 For the period ended September 30, 1996

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

     YES   X                                                       NO____
         -----

The number of Common Shares of RBX Corporation, $0.01 per share par value, outstanding as of September 30, 1996 was 1,000.

                                RBX CORPORATION


                                     Index
                                     -----

                                                                                                     Pages
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996
(unaudited)..................................................................................           2

Condensed Consolidated Statements of Operations for the quarters ended September 30, 1996 and September  30, 1995 and 9 months ended September 30, 1996 and September 30, 1995
   (unaudited)...............................................................................           3

Condensed Consolidated Statements of Cash Flows for the quarters ended September 30, 1996 and September 30, 1995 and 9 months ended September 30, 1996 and September 30, 1995
   (unaudited)...............................................................................           4

Notes to Condensed Consolidated Financial Statements (unaudited).............................           5

Item 2: Management's Discussion and Analysis of Financial Condition and Results
of Operations................................................................................        9-12

Part II. Other Information

Item 5: Other Information....................................................................          13

Item 6: Exhibits and reports on Form 8-K.....................................................          13

Signature....................................................................................          14

Part 1 - Financial Information
Item 1 - Financial Statements


                                RBX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 (in thousands of dollars, except share data)

                                    ASSETS

                                                             December 31,     September 30,
                                                                1995              1996
                                                             -----------      -------------
Cash and cash equivalents.............................       $   5,823         $   1,858
Accounts receivable, less allowance for doubtful
  accounts of $1,678 and $1,815 respectively..........          38,198            42,899
Inventories...........................................          42,364            42,581
Deferred income taxes.................................           3,129             3,472
Prepaid and other current assets......................           2,000             3,004
                                                             ---------         ---------
     Total current assets.............................          91,514            93,814

Property, plant and equipment, net....................          81,277            86,989
Deferred income taxes, non-current....................           1,411             2,190
Intangibles and other assets,  net....................         111,534           124,902
                                                             ---------         ---------

     Total assets.....................................       $ 285,736         $ 307,895
                                                             =========         =========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable......................................       $  13,886         $  15,987
Accrued liabilities...................................          14,367            18,405
Current portion of postretirement benefit obligation..           1,850             1,850
Current portion of long-term debt.....................             356               353
                                                             ---------         ---------
     Total current liabilities........................          30,459            36,595

Long-term debt........................................         171,389           177,128
Postretirement benefit obligation.....................          31,745            32,566
Other liabilities.....................................          11,569            11,243

Commitments and contingencies.........................              -               -

Stockholder's equity:
    Common stock, $0.01 par value, 1,000 shares
      authorized issued and outstanding...............              -               -
    Additional paid-in-capital........................          43,895            58,925
    Retained deficit..................................          (3,321)           (8,562)
                                                             ---------         ---------

     Total stockholder's equity.......................          40,574            50,363
                                                             ---------         ---------

     Total liabilities and stockholder's equity.......       $ 285,736         $ 307,895
                                                             =========         =========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)

                                                               Predecessor         Company          Predecessor         Company
                                                              --------------    --------------     --------------    --------------
                                                              3 Months Ended    3 Months Ended     9 Months Ended    9 Months Ended
                                                              September 30,     September 30,      September 30,     September 30,
                                                                   1995              1996               1995              1996
                                                              --------------    --------------     --------------    --------------
Net sales................................................     $       66,115    $       71,087     $      209,782    $      209,625
Cost of goods sold.......................................             54,692            59,742            171,445           177,665
                                                              --------------    --------------     --------------    --------------
Gross profit.............................................             11,423            11,345             38,337            31,960

Selling, general and administrative costs................              6,610             6,757             20,396            20,635
Settlement with former owners............................                  0                 0                620                 0
Management  fees.........................................                171               229                361               730
Amortization of goodwill and other intangibles...........                189               990                549             2,791
Other income.............................................                 (5)              (18)               (18)              (27)
                                                              --------------    --------------     --------------    --------------
Operating income ........................................              4,458             3,387             16,429             7,831

Interest expense, including amortization of deferred
  financing fees.........................................              2,224             4,740              6,661            13,898
                                                              --------------    --------------     --------------    --------------
Income (loss) before income taxes........................              2,234            (1,353)             9,768            (6,067)
Income taxes (benefit)...................................              1,404                78              3,888              (827)
                                                              --------------    --------------     --------------    --------------
Net income (loss)........................................     $          830    $       (1,431)     $       5,880    $       (5,240)
                                                              ==============    ==============     ==============    ==============

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                Predecessor         Company         Predecessor        Company
                                                             ----------------  ----------------  ---------------- ----------------
                                                              3 Months Ended    3 Months Ended    9 Months Ended   9 Months Ended
                                                               September 30,     September 30,     September 30,    September 30,
                                                                   1995              1996              1995             1996
                                                             ----------------  ----------------  ---------------- ----------------
Operating activities
Net income (loss).........................................   $           830   $        (1,431)  $        5,880   $        (5,240)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation...........................................             1,838             1,969            5,513             5,567
   Amortization...........................................               294             1,217              852             3,455
   Gain on disposition of equipment.......................                (1)              (18)             (14)              (27)
   Provision for deferred income taxes....................               100               679              432              (779)
   Changes in assets and liabilities net of effect of
     business acquisition:
   (Increase) decrease in receivables.....................               597             3,263           (5,304)             (964)
   (Increase) decrease in inventories.....................              (581)              343           (2,282)            1,625
   Increase in accounts payable...........................               824               535            4,052             1,226
   Increase (decrease) in accrued liabilities.............               133             3,246             (445)            3,758
   Increase in prepaid and other assets...................              (285)             (809)          (1,004)           (1,512)
   Increase (decrease) in other liabilities...............                34               (89)             458               496
                                                             ----------------  ----------------  ---------------- ----------------
Net cash provided by operating activities.................             3,783             8,905            8,138             7,605

Investing activities
Capital expenditures......................................            (2,692)           (3,019)          (5,748)           (5,596)
Acquisitions, net of cash acquired........................                 0              (699)          (1,337)          (21,237)
Proceeds from disposition of equipment....................                32                31               96                40
                                                             ----------------  ----------------  ---------------- ----------------
Net cash used in investing activities.....................            (2,660)           (3,687)          (6,989)          (26,793)

Financing activities
Contribution to capital...................................                 0                 0                0            10,030
Proceeds from borrowings..................................             2,000                 0            4,000            19,500
Payments of financing fees................................                 0               (62)               0              (543)
Proceeds from sale of stock options.......................               561                 0              561
Principal payments on long-term debt......................            (2,135)           (5,584)          (5,916)          (13,764)
                                                             ----------------  ----------------  ---------------- ----------------
Net cash provided by (used in) financing activities.......               426            (5,646)          (1,355)           15,223

Net increase (decrease) in cash and cash equivalent.......             1,549              (428)            (206)           (3,965)
Cash and cash equivalents at beginning of period..........            (1,549)            2,286              206             5,823
                                                             ----------------  ----------------  ---------------- ----------------
Cash and cash equivalents at end of period................   $             0   $         1,858   $            0   $         1,858
                                                             ================  ================  ================ ================

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

The Acquisition was financed through an equity contribution from RBX Group, Inc. of $43.9 million in cash and in-kind payments in exchange for all of the outstanding shares of the Company's common stock, the sale of $100 million in 11 1/4% Senior Subordinated Notes, and proceeds of approximately $61.3 million from borrowings under the Credit Agreement. In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition, were converted into options to acquire the common stock of RBX Group Inc. The rollover of such options does not represent a change in the basis of underlying assets or liabilities in the Acquisition, since RBX Group's basis in the options was equal to the predecessor option holders basis of zero.

Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year. The terms of the Credit Agreement and the Senior Subordinated Notes include various financial covenants which place limits on, among other things, the ability of RBX Corporation and its subsidiaries to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness. As of September 30, 1996 the Company was in compliance with all covenants which pertain to the Credit Agreement and Senior Subordinated Notes (see note 6).

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $25.0 million plus direct expenses of approximately $1.8

                                RBX CORPORATION
million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of additional Tranche B Term Loans of $10.0 million and an equity contribution by RBX Group of $15.0 million. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

3. INVENTORIES

Components of inventory are as follows:

                                      As of              As of
                                December 31, 1995  September 30, 1996
                                -----------------  ------------------
          Raw materials               $15,096             $15,342
          Work-in-process               4,354               4,193
          Finished goods               22,914              23,046
                                      -------             -------
                                      $42,364             $42,581
                                      =======             =======

4. INCOME TAXES

During the third quarter, the Company's effective income tax rate changed from an expense of 39.8% through the first nine months of 1995 to a benefit of 13.63% through the first nine months of 1996. This change is primarily the result of a loss in 1996 compared to income in 1995, adjustments for changes in tax estimates, and an increase in the amount of nondeductible goodwill amortization for the first nine months of 1996 related to the Acquisition.

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

In connection with the Ensolite Acquisition (see note 2) and the decline in sales and operating profits experienced during the end of 1995 and first quarter of 1996, the Company has entered into an amendment of the Credit Agreement dated February 28, 1996 (the "Credit Agreement Amendment"). The Credit Agreement Amendment modified the financial covenants of the Company to provide the Company with greater flexibility. Such changes to the Company's financial covenants under the Credit Agreement were not contingent on the consummation of the Ensolite Acquisition. In addition, the Credit Agreement Amendment modified certain restrictions under the Credit Agreement that would otherwise prohibit the consummation of the Ensolite Acquisition, provided an additional $10 million in term loans which could be borrowed only in connection with the consummation of the Ensolite Acquisition and provided modified financial covenants with the consummation of the Ensolite Acquisition. As a result of the amendment, the Company incurred $0.2 million in financing fees paid at the effective date of the amendment. The Company also agreed to pay a 0.125% additional applicable margin on all Tranche A ABR and Eurodollar loans and 0.25% on all Tranche B ABR and Eurodollar loans effective with the date of the amendment.

                                RBX CORPORATION

On April 15, 1996, the Company obtained revised loan covenant restrictions by amending the Credit Agreement ("Credit Agreement Amendment No. 2") due to the decline in sales and operating profits compared to prior year's quarters. As a result of Credit Agreement Amendment No. 2 and the additional Tranche B loan required to complete the Ensolite Acquisition, the Company incurred $0.3 million in financing fees paid at the consummation of the Ensolite Acquisition. The Company also agreed to pay a 0.25% additional applicable margin on all Tranche B ABR and Eurodollar loans effective as of the date of Credit Agreement Amendment No. 2.

As of September 30, 1996, the Company had an outstanding irrevocable standby letter of credit of $2.2 million as part of its casualty insurance program. At September 30, 1996, the Company had available unused borrowing capacity under the revolving credit facility of $27.8 million.

During the third quarter of 1996, the Company prepaid $4.0 million of term loan amortization payments that were due to be paid in December, 1997.

The Company's Credit Agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the Credit Agreement. As of September 30, 1996, the Company was in compliance with all the covenants.

However, due to the increases in covenant requirements in future quarters and the current level of Company's operating profits, it is probable that the Company will fail to meet the covenant requirements on December 31, 1996. The Company is negotiating with lenders for relief from the future covenant restrictions. There can be no assurance that any such amendment will be entered into or, if entered into, what the definitive terms and conditions will be.

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

Reserves have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At September 30, 1996, approximately $2.0 million for estimated environmental remediation costs have been accrued of which $1.4 million relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown RBX

                                RBX CORPORATION
remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities of the Company for the nine month period ended September 30, 1996 are as follows:

       Acquisition of Ensolite:
        Fair value of assets acquired             $ 27,700
         Cash paid                                 (21,237)
         Non-cash capital contribution              (5,000)
                                                  ---------
         Liabilities assumed                      $  1,463
                                                  =========

                                                                    MGMDISC. DOC
ITEM 2:                                                             (Pages 9-12)

                                RBX CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, pursuant to a plan of merger, the Company acquired RBX Investors Inc (the "Predecessor") on October 16, 1995, (the "Acquisition Transactions"). In addition, the Company acquired Ensolite on June 10, 1996. The Ensolite acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the Company reflect the operations of Ensolite subsequent to the date of its acquisition.

Excluding the impact of Ensolite, the Company has experienced a decline in sales and operating profits for the quarter and nine months ended September 30, 1996 compared to the same periods last year. The decline is primarily related to lower sales volumes and lower price realizations in the Mixing Group and certain foam markets and to continued operating difficulties at the Bedford, Virginia plant of the Company's Rubatex subsidiary. The decline at Bedford began in the last half of 1995, and, although there was some improvement in the second quarter of 1996, the third quarter results were lower than the previous quarter and the comparable quarter last year. The earlier decline in sales was attributed to an overall decrease in demand for rubber foam products in the second half of 1995 paired with quality and service problems at Bedford. Although management believes efforts in the first half of 1996 were substantially successful at improving quality and service, a return to the higher sales levels has not yet materialized. Management's emphasis has been re-focused on cost reductions in light of the current sales levels. Programs are underway to improve substantially the Bedford manufacturing management information systems to better identify and control the cost of the production processes. Management is also undertaking reviews of inventory valuations in light of: (i) low inventory turnover; (ii) the costs carried in inventory related to the higher manufacturing cost structures in place prior to full implementation of cost reductions; and (iii) how inventory levels are being maintained to service various market segments. In addition, management is reviewing the impact of lower cash flows on valuation of long-lived assets at Bedford.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense, operating income and net income in millions of dollars and as a percentage of net sales.

                           Three months ended September 30       Nine Months Ended September 30
                           --------------------------------  ---------------------------------------
                                1995               1996               1995                 1996
                                ----               ----               ----                 ----
                             $        %         $        %         $        %           $        %
                           -----    -----     -----    -----     -----    -----       -----    -----
Net sales                  66.1     100.0     71.1     100.0     209.8    100.0       209.6    100.0
Cost of goods sold         54.7      82.8     59.8      84.1     171.5     81.7       177.6     84.7
Gross profit               11.4      17.2     11.3      15.9      38.3     18.3        32.0     15.3
SG&A                        6.6      10.0      6.8       9.6      20.4      9.7        20.6      9.8
Operating income            4.5       6.8      3.4       4.8      16.4      7.8         7.8      3.7
Net income                  0.8       1.2     (1.4)     (2.0)      5.9      2.8        (5.2)    (2.5)

COMPARISON OF RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net Sales. Net sales increased to $71.1 million for the three months ended
----------
September 30, 1996 from $66.1 million for the comparable period in 1995, an increase of $5.0 million or 7.6%. Ensolite added $6.4 million in the quarter. Without Ensolite, sales would have decreased by $1.4 million or 2.1%. Sales for the Foam group increased to $53.5 million from $46.7 million, an increase of $6.8 million or 14.6%. Excluding Ensolite, sales increased $0.4 million or 0.9%. Sales increased by $0.5 million at the OleTex operation, which had experienced a decline in demand in the last half of 1995, but has sustained higher levels of sales in 1996. A sales decline of 5.4% at the Bedford operation of Rubatex related to lower sales of fabricated parts and insulation was offset by increases at the other Rubatex operations related to line set insulation and grip products. Sales of the Mixing Group decreased to $19.3 million in 1996 from $20.8 million in the third quarter of 1995, a decrease of $1.5 million or 7.2% due to a general economic slow down in their markets, which resulted in lower sales volumes and lower price realizations.

Gross Profit. Gross profit decreased to $11.3 million in the third quarter of
-------------
1996 from $11.4 million in the third quarter of 1995, a decrease of $0.1 million or 0.9%. As a percentage of net sales, gross profit decreased to 15.9% in the third quarter of 1996 from 17.2% in the same period in 1995. The increased profits associated with the Ensolite sales as well as improved profits at OleTex and Universal Polymer were offset by lower profits at Rubatex, Groendyk and the Mixing Group. Lower sales volumes are one cause for the lower profits. In addition, competitive markets have caused lower margins due to lower price realizations at the Mixing Group and in the plastic insulation market at Rubatex. Gross profit at Rubatex's Bedford operations was down 48.0% due to the combination of lower sales and lower productivity related to start-up production of a new extrusion product.

SG&A  SG&A was $6.8 million in the quarter ended September 30, 1996, an increase
----
of $0.2 million, from the third quarter of 1995. As a percentage of sales, SG&A decreased to 9.6% in the quarter from 10.0% in the 1995 period.

Operating Income. Operating income decreased to $3.4 million in the third
----------------
quarter of 1996 from $4.5 million in 1995, a decrease of $1.1 million or 24.4%. As a percentage of net sales, operating income decreased to 4.8% in 1996 from 6.8% in 1995. Besides the effect of the changes in gross profit and SG&A, operating profit declined by $0.9 million from a combination of higher amortization and management fees related to the structure of the Company as compared with the Predecessor.

Net Income. Net income decreased to a net loss of $1.4 million for the three
----------
months ended September 30, 1996 from net income of $0.8 million for the comparable period in 1995, a decrease of $2.2 million. Interest expense increased $2.5 million in 1996 due to the increase in debt related to the Acquisition Transactions and the acquisition of Ensolite.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net Sales. Net sales decreased to $209.6 million for the nine months ended
---------
September 30, 1996 from $209.8 million for the comparable period in 1995, a decrease of $0.2 million or 0.1%. Ensolite added sales of $7.7 million since its acquisition. Without Ensolite, sales would have decreased by $7.9 million or 3.8%. Sales for the Foam Group increased to $154.5 million from $150.0 million, an increase of $4.5 million or 3.0%. Sales at Rubatex, excluding Ensolite, and OleTex were down 2.2% and 7.0% respectively. This represents an improvement over the first half of the year when sales for those two operations were off by 2.9% and 13.9% respectively. The sales decline for Rubatex was at the Bedford operation which has experienced a 6.9% decline in sales. Declines are associated with lower fabrication, sheets, insulation and extrusion sales. Sales of the Mixing Group decreased to $60.8 million from $65.0 million for the first nine months of 1995, a decrease of $4.2 million or 6.5%. Business in the Mixing Group's markets continues to be down from prior year's level.

Gross Profit. Gross profit decreased to $32.0 million in the first nine months
------------
of 1996 from $38.3 million in the first nine months of 1995, a decrease of $6.3 million or 16.5%. As a percentage of net sales, gross profit decreased to 15.3% in the first nine months of 1996 from 18.3% in the first nine months of 1995. The Bedford operation experienced a 48.9% decrease in gross profit due to lower sales, lower material yields and poorer labor efficiencies. Rubatex was also hurt by lower pricing in plastic insulation and higher material costs associated with lower material yields. In addition, the year to date results were negatively impacted by an inventory loss of $0.7 million at Groendyk taken in the first quarter of 1996. OleTex had lower gross profit due to lower sales volumes. The Mixing Group also experienced a decline in gross profit due to the impact of lower sales volumes and margins.

SG&A. SG&A increased to $20.6 million in the first nine months of 1996 from
----
$20.4 million for the same period in 1995. As a percentage of sales, SG&A increased to 9.8% in the first nine months from 9.7% in the same period of 1995.

Operating Income. Operating income decreased to $7.8 million in the first nine
----------------
months of 1996 from $16.4 million for the same period in 1995, a decrease of $8.6 million or 52.4%. Most of the decrease is related to the decrease of $6.3 million in gross profit, discussed previously. In addition, the combination of a $2.6 million increase in increased amortization of goodwill and management fees, partially offset by the impact of $0.6 million settlement with former owners in 1995, reduced operating profit by $2.0 million.

Net Income. Net income decreased to a net loss of $5.2 million for the first
----------
nine months of 1996 from net income of $5.9 million for the comparable period in 1995, a decrease of $11.1 million. Interest expense increased $7.2 million in 1996 due to the increased debt related to the Acquisition Transactions and the acquisition of Ensolite.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Credit Agreement.

Cash Flow From Operating Activities. Cash flows from operations for the three
-----------------------------------
months ended September 30, 1996 and the three months ended September 30, 1995 was $8.9 million and $3.8 million, respectively. For the first nine months of 1996 cash flow from operations was $7.6 million compared to $8.1 million in the same period of 1995. Receivables and inventories were reduced by a combined $3.6 million in the third quarter of 1996 despite sales increasing by $0.5 million from the second quarter. The improvement relates to management focus upon improving the velocity of working capital.

Cash Flows From Investing Activities. The Company's cash used in investing
------------------------------------
activities was $3.7 million in the three months ended September 30, 1996 compared to $2.7 million in the same period of 1995. The Ensolite acquisition required $0.7 million in the 1996 third quarter. In addition, $1.6 million has been spent in the quarter as part of the $7.4 million project to relocate the Ensolite equipment from Indiana to Rubatex's Conover, North Carolina plant. The rest of this project will be spent over the next three quarters. Other major projects in the next twelve to eighteen months include $3.7 million for the modernization/expansion of Groendyk and $2.3 million for the modernization of the Mix/Mill area of the Rubatex-Bedford facility.

Cash Flows From Financing Activities: Concurrent with the Acquisition
------------------------------------
Transactions, the Company entered into the Credit Agreement with certain banks. The Credit Agreement had a maximum borrowing capacity of $100 million including $30 million in a revolving credit facility and is secured by the assets of the Company and its subsidiaries. The Company uses $2.2 million of its line of credit for standby letters of credit as part of its casualty insurance program which leaves availability under the revolving credit facility at $27.8 million. At the end of the third quarter of 1996, $27.8 million remained available under this facility. In addition, the Company utilized excess cash to prepay $4.0 million of term loan, thereby reducing amortization requirements scheduled for December 1997 by a like amount. In the fourth quarter, the Company expects to increase its revolver borrowings by approximately $5MM to fund capital spending and interest payments.

EBITDA: Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as
------
defined by the Credit Agreement, prior to subordinated management fees, increased to $7.0 million for three months ended September 30, 1996 from $6.9 million for the comparable period in 1995, an increase of $0.1 million. This represents the first quarter this year that EBITDA has exceeded the amount from the prior year's same quarter and represents the third consecutive quarter that EBITDA improved from the preceding three month period.

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

The Company's Credit Agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the Credit Agreement. As of September 30, 1996, the Company was in compliance with all of these covenants.

However, due to the increases in covenant requirements in future quarters and the current level of Company's operating profits, it is probable that the Company will fail to meet the covenant requirements on December 31, 1996. The Company is negotiating with lenders for relief from the future covenant restrictions. There can be no assurance that any such amendment will be entered into or, if entered into, what the definitive terms and conditions will be.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Prospectus dated May 2, 1996.

PART II: OTHER INFORMATION


ITEM 5: OTHER INFORMATION

On October 1, 1996, the Company announced that Frank Roland has been elected President and Chief Executive Officer of the Company effective October 1, 1996. He has also become a member of the Board of Directors effective October 1, 1996. Mr. Roland succeeds Steven W. Schaefer who will remain with the Company in an advisory capacity through the end of 1996 to insure an orderly transition. Mr. Schaefer will continue as a Director.

Mr. Roland joined the Company at the beginning of 1995 when the rubber and plastics business of Halstead Industries, Inc. was acquired. He has been serving as President and Chief Operating Officer of Rubatex, the largest of the Company's operating subsidiaries.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


     a. Exhibits - See Exhibit Index.
     b. No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                  (REGISTRANT)



     Date:    November 14, 1996          /s/ Thomas F. Lemker
              -----------------          -----------------------------
                                         THOMAS F. LEMKER
                                         VICE PRESIDENT, CHIEF FINANCIAL
                                         OFFICER & TREASURER

                                RBX CORPORATION
                                ---------------

                                 EXHIBIT INDEX

EXHIBIT NO.         ITEM
-----------         ------------------------------------------------------------
3.1                 Certificate of Incorporation of RBX Corporation.*
3.2                 By-laws of RBX Corporation.*
3.3                 Certificate of Incorporation of each Subsidiary Guarantor.*
3.4                 By-laws of each Subsidiary Guarantor.*
4.1                 Indenture, dated as of October 16, 1995, among RBX
                    Corporation, each Subsidiary Guarantor and United States
                    Trust Company of New York, as Trustee.*
4.2                 Forms of Series A and Series B 11 1/4% Senior Subordinated
                    Notes including the Form of Subsidiary Guarantees.*
4.3                 Purchase Agreement, dated as of October 6, 1995, among RBX
                    Corporation, each Subsidiary Guarantor (effective as of
                    October 16, 1995), Donaldson, Lufkin & Jenrette Securities
                    Corporation and Chemical Securities Inc.*
4.4                 Registration Rights Agreement, dated as of October 16, 1995, by and among RBX Corporation, each Subsidiary Guarantor,
                    Donaldson, Lufkin & Jenrette Securities Corporation and
                    Chemical Securities Inc.*
4.5                 Stockholders Agreement, dated as of October 16, 1995, among
                    RBX Group, Inc., American Industrial Partners Capital Fund
                    II, L.P. and certain other signatories thereto.*
4.6                 Securities Purchase Agreement, , dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners
                    Capital Fund, L.P. **
4.7                 Stockholders Agreement, dated as of June 10, 1996, among RBX
                    Group, Inc. and American Industrial Partners Capital Fund,
                    L.P. **
10.1                Credit Agreement (the "Credit Agreement"), dated as of
                    October 16, 1995, among RBX Corporation, RBX Group, Inc.,
                    the several banks and other financial institutions from time to time parties thereto (the "Lenders") and Chemical Bank
                    (the "Agent").*
10.2                Amendment No. 1. dated as of February 28, 1995, to the
                    Credit Agreement among RBX Corporation, RBX Group, Inc., the
                    Lenders and the Agent.*
10.3                Amendment No. 2 dated as of April 15, 1996, to the Credit
                    Agreement among RBX Corporation, RBX Group, Inc., and the
                    Lenders and the Agent. **
10.4                Security Agreement, dated as of October 16, 1995, made by
                    RBX Corporation, in favor of the Agent.*
10.5                Pledge Agreement, dated as of October 16, 1995, made by RBX
                    Corporation in favor of the Agent.*
10.6                Form of Security Agreement, dated as of October 16, 1995,
                    made by each Subsidiary Guarantor in favor of the Agent.*
10.7                Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

_________________________________
* Incorporated by reference to Registration Statement on Form S-4, File #333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

** Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File #333-1992, filed on August 14, 1996 and amended on August 20, 1996.

EXHIBIT NO.         ITEM
-----------         -----------------------------------------------------------
10.8                Form of Subsidiaries' Guarantee, dated as of October 16,
                    1995, made by each Subsidiary Guarantor in favor of the
                    Agent.*

10.9 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP
                    Acquisition, Inc. and AEA Investors, Inc.*

10.10 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX
                    Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors,
                    Inc.*

10.11 Management Services Agreement, dated as of October 16, 1995, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.12               Management Stock Option Plan Adopted by the Board of
                    Directors of RBX Group, Inc. as of October 16, 1995.*

10.13               Employment Agreement between RBX Corporation and Steven W.
                    Schaefer.*

10.14               Employment Agreement between RBX Corporation and John D.
                    Fisher.*

10.15               Employment Agreement between RBX Corporation and Thomas F.
                    Lemker.*

10.16               Employment Agreement between RBX Corporation and Frank H.
                    Roland.*

10.17               Employment Agreement between RBX Corporation and Gerald J.
                    Kirschke*.

10.18 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993.*

10.19               Pension Plan effective as of January 1, 1991.*

27                  Financial Data Schedule.

_________________________________
* Incorporated by reference to Registration Statement on Form S-4, File #333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

** Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File #333-1992, filed on August 14, 1996 and amended on August 20, 1996.