Form 10-K
period 1996-12-31
RBX CORP
filed 1997-03-27
CIK 1010141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from                to

Commission file number:  333-1992

                                RBX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                   94-3231901
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                             5221 ValleyPark Drive
                            Roanoke, Virginia  24019
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:   (540) 561-6000

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X                       NO
         -------                       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 31, 1996, there was no voting stock of the Registrant held by non-affiliates.

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of December 31, 1996 was 1,000.

Registration Statement on Form S-4 File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996, is incorporated herein by reference.

                                RBX CORPORATION

                                     Index
                                     -----

                                                                            Page
                                                                            ----

PART I....................................................................    1
     ITEM 1.   Business...................................................    1
     ITEM 2.   Properties.................................................    9
     ITEM 3.   Legal Proceedings..........................................   10
     ITEM 4.   Submission of Matters to a Vote of Security Holders........   11

PART II...................................................................   12
     ITEM 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters........................................   12
     ITEM 6.   Selected Financial Data....................................   13
     ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   16
     ITEM 8.   Financial Statements and Supplementary Data................   24
     ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   24

PART III..................................................................   25
     ITEM 10.  Directors and Executive Officers of the Registrant.........   25
     ITEM 11.  Executive Compensation.....................................   28
     ITEM 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................   33
     ITEM 13.  Certain Relationships and Related Transactions.............   36

PART IV...................................................................   37
     ITEM 14.  Exhibits, Financial Statement Schedules, Reports on
               Form 8-K...................................................   37

                                     PART I

                                RBX CORPORATION

ITEM 1.  Business

General

     RBX Corporation, a Delaware corporation (the "Company"), is a wholly owned subsidiary of RBX Group, Inc. ("RBX Group"). The Company and RBX Group were formed by American Industrial Partners Capital Fund II, L.P. ("AIP-CF") to purchase RBX Investors, Inc. and its subsidiaries in October 1995 (the "Acquisition"). The Company is the successor to the business of RBX Investors, Inc., which began operations in the 1930s. The Company believes that it is the leading domestic manufacturer of closed cell rubber foam products, a major competitor in several niche markets, including cross-linked polyethylene foam, and the second largest domestic custom mixer of rubber polymers. The Company's products are used in a wide range of applications, including athletic equipment, sports medicine wraps, neoprene wetsuits, hardware center products (do-it-yourself insulation, tubing, gardening and construction kneepads), other consumer products (computer mouse pads, beverage can insulators), insulation for refrigeration and air conditioning systems, automotive components and other industrial products. Management estimates that the Company's foam products operations (the "Foam Group") has a 39% market share in the domestic market for closed cell rubber foam and related products and a 26% market share in the domestic market for cross-linked polyethylene foam. The Company's custom rubber mixing operations (the "Mixing Group") mix a variety of rubber polymers to serve a wide range of end-use markets. The Company combines purchases of raw materials for both the Foam Group and Mixing Group to obtain substantial discounts and rebates from its suppliers. All of the Company's products begin with the same manufacturing process: the blending of synthetic compounds in a mixer. The Mixing Group then sells these compounds in uncured sheet or strip form to its customers. The Foam Group performs additional manufacturing steps, including curing, extruding, molding, fabrication and lamination, before selling its products to customers.

     The Foam Group contributed approximately 74% of the Company's sales for the year ended December 31, 1996. Closed cell rubber foam is produced by the expansion of synthetic rubber polymers through the infusion of millions of gas-filled cells which are permanently sealed in the material. The closed cell structure is flexible, resilient and shuts out water, dust and air, which makes the material ideal for insulating, sealing, shock absorption and a variety of other uses. The Foam Group designs and manufactures customized foam products for more than 7,500 active customers. These products are sold in a variety of forms including sheets, tubes, buns, rolls and extruded and fabricated shapes.

     The Mixing Group contributed approximately 26% of the Company's sales for the year ended December 31, 1996. The Company mixes natural and synthetic rubbers with various additives and fillers for more than 250 active customers. The custom-mixed compounds are delivered to customers in sheets or strips of uncured rubber which the customers then process and fabricate into a variety of end-use products, including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials.

     On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division ("Ensolite") of Uniroyal Technology Corporation for an aggregate purchase price of $25.6 million plus direct expenses of approximately $2.0 million (the "Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam.

The Foam Group

Products

     The Foam Group's products are formulated to provide specific performance characteristics based on their end-use applications. Closed cell rubber foam is elastic and impervious to gases and liquids, which makes it an ideal material for insulation, sealing, shock absorption and waterproofing. Products made with closed cell rubber foam include residential and industrial building insulation, plumbing insulation, automotive gaskets, home and hardware center products, such as grips, handles and foam cushions, and a broad range of consumer products such as wetsuits, ski masks, knee braces and other sports medicine applications, foam beverage can insulators and computer mouse pads. Cross-linked polyethylene foam, which has many of the same physical properties as closed cell rubber foam, is less elastic but relatively less expensive and is easily thermoformed. Polyethylene foam is used in such products as athletic mats, marine flotation buoys, ship fenders, shoe insoles and artificial turf underlay. Silicone rubber is flame resistant and possesses a number of exceptional physical and chemical properties which make it suitable for products which are exposed to extreme temperatures. The Company manufactures silicone-based products for a number of high-performance applications including commercial lighting, automobile gaskets, commercial aircraft, aerospace and electronics. The Company also produces a range of solid rubber products such as tarp straps, pipe gaskets and customized window glazings.

     Products sold in the most basic form include (i) extruded sheets and tubes, used for insulation in air conditioning, plumbing and refrigeration, and (ii) molded sheets which are sold to manufacturers who slit, cut, and fabricate the material into industrial and consumer products ranging from automotive gaskets to football padding to children's toys. The Company also produces extruded shapes of closed cell rubber which are sold in various lengths for specialized sealing or gasket applications that require unusual profiles. In addition, the Company performs value-added lamination and fabrication processes on its foam products for many of its customers. The Company can die-cut, thin-slit, apply adhesive and laminate fabric to the material to render it suitable for light manufacturing and assembly applications. The Company can also precision-cut intricate foam products using computer-aided high pressure water jet cutting technology. The following is a summary of the main product groups produced by the Foam Group and their principal end-use applications.


      Product                     Material                                   Principal Applications
-------------------    ------------------------------    --------------------------------------------------------------
Sheets/Rolls           Rubber Foam                       turf underlay, athletic mats, casual footwear, life vests
                       Cross-linked Polyethylene Form    artificial turf underlay, shoe insoles, athletic mats, toys, novelties, marine
                       Silicone Rubber                   commercial lighting gaskets, aerospace gaskets
Buns                   Rubber Foam                       automotive gaskets and seals, shock absorbing devices
Extruded Insulation    Rubber Foam                       commercial and residential HVAC insulation
                       Polyethylene Foam                 do-it-yourself piping insulation
Extruded Shapes        Rubber Foam                       weather stripping, gaskets, drink cup holders
                       Rubber                            commercial glazings
                       Silicone Rubber                   marine seals, appliance gaskets
Molded Products        Rubber                            tarp straps, pipe gaskets
                       Silicone Rubber                   appliance gaskets, automotive parts
Laminated Sheets       Rubber Foam/Fabric                wetsuits, knee braces, elbow braces, medical braces, ski masks
Fabricated Products    Rubber Foam                       closure seals, automotive parts, sports helmet padding


Customers

     The Foam Group serves a wide array of industrial and consumer end-user markets. The Foam Group's base of over 7,500 active customers is comprised of a large group of core customers who rely on the Company for their ongoing needs and a smaller number of customers who approach the Company on a project-specific basis. The Foam Group is able to serve both types of customers because of its wide range of products, its design and production capabilities and its sales force which assesses the customers' requirements in order to develop products which meet their specifications. The size and diversity of the Foam Group's customer base reduces the Company's reliance on any individual customer or industry segment.

     The Company's products are sold to end product manufacturers, intermediate fabricators and distributors. End product manufacturers operate in a wide range of industrial and commercial segments that produce subassemblies and finished products. Fabricators slice and cut foam into shaped pieces and then sell them to other manufacturers. Distributors purchase tubes, sheets and buns for resale to smaller contractors.

Industry

     The market for closed cell rubber foam and related products had estimated annual sales of approximately $450 million in 1996. Industry growth is expected to come from increased use of closed cell rubber foam in automotive sound and vibration insulation, new applications in sports and leisure markets and growth in the consumer and residential housing markets for HVAC insulation. The market includes rubber foams sold for thermal insulation and for processing into components or finished parts or products but does not include rubber foams manufactured by vertically integrated companies exclusively selling finished products. The overall market is comprised of several segments that are defined by the product's end use and this market continues to expand as new products and applications are developed. Some segments, such as insulation, represent a large share of the overall market and have a large number of customers and suppliers. A number of other segments represent niche product markets constituting a small share of the overall market and have relatively few customers and suppliers. The overall market includes a large number of customers from a variety of industries, and even established customers in the larger segments of this market generally represent only a small percentage of the market's total sales. The Company believes that it has a 39% share of the overall market. The next six largest producers account for approximately 34% of this market, with a large number of smaller competitors comprising the remainder.

     The market for cross-linked polyethylene foam is believed to represent approximately a $75 million segment of the $5 billion market for plastic foams in general. Industry growth is expected to come largely from the continued development of new applications for cross-linked polyethylene foam. Management believes that it has the second largest share of this market with an estimated 26% share. Approximately 85% of the Company's 1996 plastic foam sales were for end-use markets such as automotive, construction, performance packaging, ship fenders and marine buoys.

The Mixing Group

Products

     The Company's Mixing Group mixes rubber polymers and chemical additives to customer specifications. The various ingredients of a custom formulation are carefully weighed into a mixer which blends the components and feeds the mixture onto a large mill. The milled rubber is then pulled off the mill in a wide ribbon, cooled, and then cut into rough sheets or strips of uncured compound. These sheets and strips are molded or extruded by the customer into a wide variety of products including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials.

Customers

     The Company's Mixing Group serves more than 250 active customers from a variety of industries. In most instances, the Company supplies the raw materials for a given customer formulation and charges the customer on a "cost-plus" basis, reflecting raw material costs plus a usage fee for time used on the mixing line. In cases where a customer supplies the raw materials, the Mixing Group charges a "tolling" fee for providing the mixing service.

Industry

     The domestic custom rubber mixing market is a fragmented $1.2 billion industry. This market includes custom mixers that mix rubber compounds for third parties but excludes vertically integrated manufacturers that mix rubber compounds for their own consumption. There are over 150 companies that mix rubber based on a customer's specifications or the mixer's own proprietary formulations. The Company estimates that it is the second largest domestic custom rubber mixer, with an estimated 7% share of the market. Due to transportation costs, competition in the custom mixing business is largely regional. For example, the Company generally does not deliver custom compounds beyond the range of a one-day truck run (approximately 500 miles).

     The critical elements in custom compounding are quality, service and efficiency. The accuracy of the mix is critical to ensure smooth processing through the customer's manufacturing equipment and the proper performance of the finished product. While price is important, customers choose suppliers who can provide rapid turnaround, maximize throughput and minimize waste while maintaining high quality standards.

     Since raw materials represent on average 80% of the manufactured cost of mixed compound, the product is priced on essentially a "cost-plus" basis. Most custom compounders effect price changes on 15 to 30 days' notice, effectively passing through raw material price increases and decreases almost as soon as they are issued by the primary chemical producers, thereby reducing the mixers' exposure to raw material price changes.

Sales, Marketing and Distribution

     The Company relies on its direct sales force to market and sell the vast majority of its products. Currently, the Company has 22 field sales personnel supported by more than 37 internal sales and marketing personnel. The Company's direct sales force maintains contact with the Company's customers, a large percentage of which are end product manufacturers. For products targeted to certain markets, the Company will use independent sales agencies which have the industry expertise necessary to market and sell the product effectively. For example, the Company relies on independent sales agencies with automotive expertise to sell foam products to automotive OEMs. For certain products that are manufactured in standard configurations, the Company will sell directly to distributors for resale to end users. For example, insulation tubing (which is manufactured in a number of standard sizes) is sold to the construction industry through distributors. Products are distributed either directly to customers or through one of six distribution warehouses strategically located throughout the country.

Capacity

     Although actual utilization varies depending upon the product line and manufacturing location, the Foam Group's facilities generally are operating at approximately 80% of capacity, operating three shifts a day, five days a week, with occasional Saturday shifts. The Mixing Group's manufacturing facilities are operating at 80-85% of capacity, operating three shifts a day, generally five, and occasionally six, days a week.

Competition

     The Company believes that it is a leading supplier in most of its principal product lines. The Company faces domestic and foreign competition across its product lines ranging from divisions of leading national and international manufacturers to small, regional competitors.

     The Company believes that it is the largest domestic manufacturer of rubber foam products. The Company believes that it is the second largest domestic supplier of cross-linked polyethylene foam with an estimated 26% market share. What management estimates to be the largest domestic supplier of cross-linked polyethylene foam, the Voltek division of Sekesui America Corporation ("Voltek"), has, in management's estimation, a market share of 55%; however, due to differences between the Company's and Voltek's products which make them suitable for different applications, management believes that the Company's customer base has limited overlap with that of Voltek.

     The Company, with a mixing capacity of approximately 165 million pounds per year, estimates that it is the second largest domestic custom rubber mixer, with an estimated 7% share of the market. The Company estimates that there are 150 domestic custom mixers, approximately 20 of which have annual capacity greater than 35 million pounds. Because transportation costs affect a custom mixer's ability to compete, competition tends to be focused regionally. The Company believes that the significant discounts it receives through company wide raw material purchases, its proprietary formulations, emphasis on quality control and ability to provide rapid turnaround of unusual formulations and small orders enable it to compete effectively in mixing.

Raw Materials

     The Company's key raw material inputs are synthetic polymers, specialty chemicals, carbon black, synthetic fabrics, natural rubber and polyethylene, which represented, respectively, 37%, 17%, 7%, 4%, 3%, and 4% of the Company's raw material purchases during 1996. Due to the volume of its raw material purchases, the Company receives substantial discounts and rebates from its suppliers. Raw material purchases accounted for approximately 50% of the cost of goods sold by the Foam Group and approximately 80% of the cost of goods sold by the Mixing Group in 1996. The Company purchases raw materials from a number of suppliers through short-term purchasing arrangements, and the Company believes that there are sufficient sources of supply for the foreseeable future.

     The Company expects that it will continue to experience raw material price fluctuations from time to time. Many of the raw materials used by the Company are petrochemical derivatives, which are subject to periodic price fluctuations. Historically, the Company has been able to pass along increased raw material costs to its customers. For approximately 74% of its products, the Company's pricing strategy is flexible enough to permit cost increases to be passed through promptly. For the remaining 26% of its products, including those listed in catalogues or subject to extended firm price quotes, price increases can take up to a year to implement.

Trademarks and Patents

     The Company has numerous trademarks and several patents effective in the United States and several trademarks effective in several foreign countries for varying lengths of time. Company trademarks include Insul-Tube(R) and Therma-Cel(R) under which it markets certain insulation products, ENSOLITE(R) under which it markets certain rubber foam sheets/rolls and SeaTex(R) under which it markets wetsuit material. The Company also has a number of applications for trademarks pending in the United States and abroad. Management considers its various trademarks, trademark applications and patents to be valuable assets but believes that the loss of any one trademark or patent would not have a material adverse effect on the Company's operations.

Environmental Matters

     The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. These Environmental Laws regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company, the release of hazardous substances, pollutants and contaminants into the environment at properties operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to transfer or sale to the Company. Risks of significant environmental costs and liabilities are inherent in the operations and facilities of the Company, as well as other participants in the industry. The Company believes, however, that its current operations are in substantial compliance with Environmental Laws.

     The Company anticipates capital expenditures of approximately $0.3 million in the aggregate over the next three to five years relating to environmental matters. These expenditures include, among other things, making improvements in the Company's underground storage tank systems, designing and installing air emission control equipment and implementing spill control plans. As a result of internal evaluations and discussions with its advisors and consultants, the Company estimates that the cost of the Company's known potential environmental liabilities ranges from $1.8 million to $2.9 million. Based on the reasonably expected amount of such liabilities, the Company has established a reserve on its balance sheet for environmental liabilities, which as of December 31, 1996 was approximately $2.0 million, of which $0.9 million relates to estimated costs to remove underground storage tanks. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

     The Company has been named as a "potentially responsible party" at two federal "Superfund" sites and one other site where its wastes are alleged to have been disposed of. Based upon information known to the Company concerning the size of these sites, their years of operation, the number of past users and the characteristics of the Company's waste streams, management believes that the Company's proportionate share of the cost of the necessary investigation and eventual remedial work that may need to be performed at such sites will not be material. A"potentially responsible party" under applicable federal regulations would have joint and several liability for the total costs of any cleanup or other remediation. The Company does not presently have any cost sharing arrangements with any other potentially responsible parties. However, the Company has no reasonable basis to believe that any other potentially responsible party will be unable to make its pro rata contribution with respect to any cleanup or other remediation.

     In 1996, the Company's Bedford, Virginia facility conducted an inventory of its air emissions sources and evaluated its current and future compliance with the federal Clean Air Act Amendments of 1990 and related Environmental Laws.
The Company believes that any costs associated with such compliance will not be material.

     The Company's leased Barberton, Ohio facility was listed in the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") index with the designation "No Further Remedial Action Planned." However, such facility was delisted from the CERCLIS index on August 31, 1995. The United States Environmental Protection Agency ("U.S. EPA") conducted a site investigation and issued a report in 1990 and a follow-up site investigation was conducted by a U.S. EPA contractor in April 1995. Although some further investigation or cleanup of the site may be required, the Company does not expect that the costs of those activities would have a material adverse effect on the Company's financial condition, operations or liquidity. Any such costs would likely be incurred over several years. The property is also identified on the Ohio 1994 Master Sites List, with a designation of "medium priority." The Ohio EPA issued a complaint with respect to the Barberton facility in 1991 and, although such complaint remains open, the Company believes that all noted items have been corrected.

Employees and Employee Relations

     At December 31, 1996, the Company employed 2,036 persons, of whom approximately 28% were salaried employees, and 72% were hourly employees. Approximately 75% of the Company's hourly employees are represented by labor unions pursuant to collective bargaining agreements that expire between February 1997 and November 1999. The Company believes its relations with both union and non-union employees are good.

Seasonal Nature of Business

     The Company participates in a number of markets, some of which have slight seasonalities, but this wide market participation insulates against significant seasonal business fluctuations.

 ITEM 2.  Properties

     In addition to its leased 24,000 square foot headquarters in Roanoke, Virginia, the Company operates eight manufacturing facilities, the majority of which are located in the southeastern United States. The Company also owns or leases warehouse facilities throughout the U.S. The size and location of the Company's significant facilities are summarized below:

                               Size        Leased/
        Location             (Sq. Ft.)      Owned
-------------------------    ---------    ---------
Manufacturing:
     Bedford, VA              813,000     Owned
     Colt, AK                 223,000     Leased(a)
     Barberton, OH            197,000     Leased
     Conover, NC              276,000     Owned
     Tallapoosa, GA           165,000     Leased(a)
     South Holland, IL        164,000     Leased
     Middlefield, OH          119,000     Owned
     Buchanan, VA              77,000     Owned
     Dawsonville, GA           26,000     Owned(b)

Warehouse:
     Conover, NC               94,000     Leased
     Santa Fe Springs, CA      44,000     Owned
     Decatur, GA               37,000     Owned
     St. Louis, MO             23,000     Leased
     Houston, TX               20,000     Leased
     Denver, CO                19,000     Leased
     Kent, WA                  14,000     Leased
     LaSalle Bristoll, TN       5,000     Leased


-------------
     (a) Subject to a bond lease with nominal lease payments. The Company has the option to purchase this property for a nominal amount.

     (b) During 1996, the Universal Rubber Company operations previously located at Dawsonville were relocated to and consolidated with Universal Polymer & Rubber Inc.'s operations in Middlefield, Ohio. The remaining building and real estate at Dawsonville is currently being offered for sale.

ITEM 3.  Legal Proceedings

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management believes that none of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

                                RBX CORPORATION

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     There is no established public trading market for the Registrant's common equity. There was no unregistered sale of the Registrant's common equity in 1996.

ITEM 6.  Selected Financial Data

     The following selected historical financial data were derived from the audited historical consolidated financial statements of the Company. The historical consolidated financial data of the Company as of and for each of the years ended December 31, 1992, 1993 and 1994 and for the nine and one-half month period ended October 16, 1995 were derived from the consolidated financial statements of the Predecessor and represent the results of operations of the Predecessor through the date of the Acquisition. The historical consolidated financial data of the Company as of and for the two and one-half month period ended December 31, 1995, and for the year ended December 31, 1996, were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                       Predecessor                                Company
                                      ---------------------------------------------       -----------------------
                                        Year       Year       Year     9 1/2 Months   |   2 1/2 Months     Year
                                       Ended      Ended      Ended         Ended      |       Ended       Ended
                                      Dec. 31,   Dec. 31,   Dec. 31,     Oct. 16,     |     Dec. 31,     Dec. 31,
                                        1992       1993       1994         1995       |       1995         1996
                                      --------   --------   --------   ------------   |   ------------   --------
                                                  (dollars in thousands)              |   (dollars in thousands)
                                                                                      |
Operating Data:                                                                       |
Net sales                             $164,458   $175,777   $197,913     $220,321     |    $  51,646     $275,715
Gross profit (a)                        30,356     27,337     32,171       39,644     |        4,735       37,350
Selling general and administrative                                                    |
  costs (a)                             14,300     17,313     18,478       21,112     |        5,193       30,474
Operating income (loss)                 13,339      8,486     13,317       16,878     |       (1,303)     (24,626)
Net income (loss)(b)(c)                  6,509    (22,905)     5,652        6,021     |       (3,321)     (35,056)
                                                                                      |
Balance Sheet Data:                                                                   |
Net working capital                     34,557     35,062     45,817           --     |       61,055       44,671
Fixed assets, net                       64,289     61,685     93,420           --     |       81,277       91,068
Total assets                           129,354    143,946    206,268           --     |      285,736      280,700
Total long-term debt (including                                                       |
  current portion)                      60,554     50,204     95,795           --     |      171,745      184,892
Stockholders' equity                    50,085     26,827     33,383           --     |       40,574       20,313
                                                                                      |
Other Data:                                                                           |
Capital expenditures                     2,630      3,390      5,817        6,323     |          823       11,818
Depreciation                             4,409      4,608      5,121        5,820     |        1,310        7,124
Amortization of goodwill and other                                                    |
  intangibles                              292        276        319          565     |          733        3,943
Amortization of deferred financing                                                    |
  fees                                     411        239        140          289     |          190          882
Cash flows provided by (used in):                                                     |
  Operating activities                   7,511     12,441      9,291        8,440     |        1,785        9,137
  Investing activities                  (2,630)    (3,305)   (54,660)      (7,291)    |     (199,838)     (33,829)
  Financing activities                  (9,927)    (9,849)    43,547       (1,916)    |      203,876       22,162
Earnings to fixed charges (d)              2.5x       2.4x       3.6x         2.3x    |           --           --
EBITDA (e)                              18,040     13,370     18,757       23,263     |          740      (13,559)


(a) Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(b) Net loss for 1993 and net income for 1994 include extraordinary losses of $1.2 million and $0.4 million, respectively, for the early extinguishment of debt.

(c) Net income for 1992 includes a gain of $1.1 million for the cumulative effect of a change in accounting principle for the adoption of SFAS No. 109, "Accounting for Income Taxes" and net loss in 1993 includes a $24.9 million loss from the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Net loss for 1996 includes a loss on impairment of long-lived assets of $26.5 million and additional charges of $8.7 million in the aggregate, primarily relating to a reassessment of inventory carrying values and liabilities incurred in connection with severance and certain other personnel related costs.

(d) In computing the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes, extraordinary items and changes in accounting principles plus "fixed charges." "Fixed charges" consist of interest expense, amortization of deferred financing fees and one-third of rental expenses attributable to interest. For the two and one-half month period ended December 31, 1995, earnings were insufficient to cover fixed charges by $5.2 million. For the year ended December 31, 1996, earnings were insufficient to cover fixed charges by $43.3 million.

(e) EBITDA represents the sum of income before income taxes, extraordinary items and changes in accounting principles, interest expense, depreciation and amortization. EBITDA as defined by the Credit Agreement (included for financial covenant calculation purposes) includes additional adjustments from EBITDA including the add-back of amortization of purchase accounting write-ups of inventories and other non-cash items as defined in the Credit Agreement. Pursuant to the terms of the Credit Agreement and the Indenture, management fees are subordinated to payments owed under the Credit Agreement and Indenture. EBITDA as defined in the Credit Agreement prior to subordinated management fees was $20,965, $17,863, $20,106 for the years 1992, 1993 and 1994, respectively, $25,607 and $3,826 for the 9 1/2 and
     2 1/2 months of 1995, respectively, and $29,433 and $24,800 for the years 1995 and 1996, respectively. Management believes EBITDA is one indicator of a company's liquidity. However, EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA and EBITDA as defined by the Credit Agreement are calculated as follows:

                                                        Predecessor                                 Company
                                     -------------------------------------------------     --------------------------
                                       Year        Year        Year                     |
                                      Ended       Ended       Ended       9 1/2 Months  |  2 1/2 Months    Year Ended
                                     Dec. 31,    Dec. 31,    Dec. 31,      Ended Oct.   |   Ended Dec.      Dec. 31,
                                       1992        1993        1994         16, 1995    |    31, 1995         1996
                                     --------    --------    --------     ------------  |  ------------    ----------
                                                                                        |
Net income (loss)                    $ 6,509     $(22,905)   $ 5,652        $ 6,021     |    $(3,321)       $(35,056)
Income taxes (benefit)                 2,824        1,981      3,865          3,979     |     (1,849)         (8,255)
Early extinguishment of debt              --        1,176        466             --     |         --              --
Effect of changes in                                                                    |
  accounting principle                (1,078)      24,853         --             --     |         --              --
Interest expense, including                                                             |
  amortization of deferred                                                              |
  financing fees                       5,084        3,381      3,334          6,878     |      3,867          18,685
Depreciation                           4,409        4,608      5,121          5,820     |      1,310           7,124
Amortization of intangibles              292          276        319            565     |        733           3,943
                                     -------     --------    -------        -------     |    -------        --------
                                                                                        |
EBITDA                                18,040       13,370     18,757         23,263     |        740         (13,559)
Non-cash portion of                                                                     |
  management fees                         --           --         --             --     |        180             (65)
Amortization of purchase                                                                |
  accounting inventory                                                                  |
  adjustment                              --           --        230            817     |      2,671             140
Unusual item                              --           --         --            620     |         --              --
Loss on impairment of long-                                                             |
  lived assets                            --           --         --             --     |         --          26,498
Special fourth-quarter                                                                  |
  charges as allowed by the                                                             |
  Credit Agreement                        --           --         --             --     |         --           8,000
Pro forma impact of Ensolite              --           --         --             --     |         --           1,921
Non-cash items as defined in                                                            |
  the Credit Agreement                 2,425        3,793        619            489     |        235             805
                                     -------     --------    -------        -------     |    -------        --------
EBITDA, as defined by the                                                               |
  Credit Agreement                    20,465       17,163     19,606         25,189     |      3,826          23,740
Management fees, subordinated                                                           |
  to the Indenture                       500          700        500            418     |         --           1,060
                                     -------     --------    -------        -------     |    -------        --------
EBITDA, as defined by the                                                               |
  Credit Agreement prior to                                                             |
  subordinated management fees       $20,965     $ 17,863    $20,106        $25,607     |    $ 3,826        $ 24,800
                                     =======     ========    =======        =======     |    =======        ========

The Company believes that EBITDA, while providing useful information, does not represent cash available to service debt and that it should not be considered in isolation or as a substitute for the consolidated statement of operations prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Financial Statements and Notes thereto and "Selected Financial Data" included elsewhere in this Annual Report on Form 10-K.

Introduction

     As further discussed in Note 2 to the Company's Consolidated Financial Statements, pursuant to a plan of merger, the Company acquired RBX Investors Inc. (the "Predecessor") on October 16, 1995 (the "Acquisition") and Ensolite on June 10, 1996. In addition, the Predecessor had acquired OleTex on September 30, 1994 and Halstead on December 30, 1994. All such acquisitions (the "Acquisitions") were accounted for using the purchase method of accounting and accordingly, the operating results of the Predecessor and the Company reflect the operations of OleTex, Halstead and Ensolite subsequent to the dates of their respective acquisitions.

     The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. Unless otherwise indicated, 1995 historical results represent the combined operating results of the Predecessor for the nine and one-half month period through the date of the Acquisition, and the Company for the two and one-half month period subsequent to the Acquisition.

     Excluding the impact of the Ensolite Acquisition, the Company has experienced a decline in sales and operating profits in fiscal 1996 compared to fiscal 1995. The decline is primarily related to lower sales volumes and lower price realizations in the Mixing Group and certain foam markets and to continued operating difficulties at the Bedford, Virginia plant of the Company's Rubatex subsidiary. The decline at the Bedford plant began in the last half of 1995, and, although there was some improvement in the first and second quarters of 1996, the third and fourth quarter results were lower than the previous quarters in 1996 and the comparable quarters of 1995. The earlier decline in sales was attributed to an overall decrease in demand for rubber foam products in the second half of 1995 paired with quality and service problems at Bedford. Although management believes efforts in the first half of 1996 were substantially successful at improving quality and service, a return to the higher sales levels has not yet materialized. Management's emphasis has been re-focused on cost reductions in light of the current sales levels. Programs are underway to improve substantially the Bedford manufacturing management information systems to better identify and control the cost of the production processes. Management also undertook reviews of inventory valuations in light of: (i) low inventory turnover, (ii) the costs carried in inventory related to the higher manufacturing cost structures in place prior to full implementation of cost reductions; and (iii) how inventory levels are being maintained to service various markets. In addition, management reviewed the impact of lower cash flows on the valuation of long-lived assets at the Bedford plant. As further discussed in Note 15 to the Company's Consolidated Financial Statements, in connection with the decline in profitability and the resulting decrease in expected future cash flows, management reassessed the carrying value of the long-lived assets related to the Bedford operations and recorded an impairment loss of $26.5 million in the fourth quarter of 1996. The Company also recorded additional fourth-quarter charges of $8.7 million in the aggregate. Such charges include $4.9 million related to a reassessment of inventory carrying values, $2.5 million for liabilities incurred in connection with severance and certain other personnel related costs, $0.8 million related to the reassessment of the future value of on-going capital projects and $0.5 million for other items.

Basis of Presentation

     The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net sales:

                                       Year Ended December 31,
                           -----------------------------------------------
                                1994            1995            1996
                           --------------  --------------  ---------------
Net sales                  $197.9  100.0%  $272.0  100.0%  $275.7   100.0%
Cost of goods sold          165.7   83.7    227.6   83.7    238.3    86.4
Gross profit                 32.2   16.3     44.4   16.3     37.4    13.6
SG&A (including
  management fees)           18.5    9.3     26.9    9.9     31.5    11.4
Operating income (loss)      13.3    6.7     15.6    5.7    (24.6)   -8.9
Net Income (loss)             5.7    2.9      2.7    1.0    (35.1)  -12.7


Results of Operations

1996 Compared to 1995

     Net Sales. Net sales increased to $275.7 million in 1996 from $272.0 million in 1995, an increase of $3.7 million or 1.4%. Ensolite added $13.9 million in net sales for 1996. Without Ensolite, net sales would have decreased by $10.2 million or 3.8%. Net sales for the Foam Group, excluding Ensolite, decreased to $190.6 in 1996 from $192.8 million in 1995, a decrease of $2.2 million or 1.1%. The decline in net sales of the Foam Group is primarily attributable to a decrease in net sales of 6.2% at the Bedford, Virginia operations of Rubatex. This decrease is the result of quality and service problems at the plant which began in the second half of 1995 and continued into 1996. The Company undertook a number of manufacturing and service improvements in 1996 that substantially improved quality and service but a return to the higher sales levels has not yet materialized. Net sales for the Mixing Group decreased to $78.4 million in 1996 from $86.2 million in 1995, a decrease of $7.8 million or 9.0% due to a general economic slow down in their markets, resulting in lower sales volumes and lower price realizations. Additionally, the decline in net sales in 1996 for the Mixing Group reflects the loss of sales at a major tire manufacturer who began mixing with his own equipment in 1996.

     Gross Profit. Gross profit decreased to $37.4 million in 1996 from $44.4 million in 1995, a decrease of $7.0 million or 15.8%. As a percentage of net sales, gross profit decreased to 13.6% in 1996 from 16.3% in 1995. Ensolite added $3.2 million in gross profit for 1996. Without Ensolite, gross profit would have decreased by $10.2 million or 23.0%. Each of the Company's subsidiaries experienced decreases in gross profit except for OleTex which realized an improvement of 9.4%. Gross profit at Rubatex's Bedford, Virginia operations declined by $8.5 million or 83.3% of the overall decline in 1996 gross profit (excluding Ensolite). Decreases in gross profit resulted from lower sales volumes, downward pressure on margins due to competitive markets, and increased costs associated with addressing the quality problems at Bedford. Additionally, gross profit was impacted by a fourth-quarter charge of $4.9 million in connection with a reassessment of inventory carrying values primarily at Bedford in light of: (i) low inventory turnover; (ii) the costs carried in inventory related to higher manufacturing cost structures in place prior to full implementation of cost reductions; and (iii) how inventory levels are being maintained to service various markets. Gross profit in 1996 was also affected by $0.4 million of fourth-quarter charges for liabilities incurred in connection with certain personnel related costs, reassessment of the future value of on-going capital projects and certain other items. Excluding the fourth-quarter charges and including Ensolite, gross profit decreased to $42.7 million, a decrease of $1.7 million or 3.8%.

     SG&A. SG&A increased to $31.5 million in 1996 from $26.9 million in 1995, an increase of $4.6 million or 17.1%. As a percentage of net sales, SG&A increased to 11.4% in 1996 from 9.9% in 1995. The increase in SG&A includes $3.4 million of fourth-quarter charges for liabilities incurred in connection with severance and certain other personnel related costs, reassessment of the future value of on-going capital projects and certain other items. Excluding these charges, SG&A would have been $28.1 million or 10.2% of net sales in 1996, which represents an increase of $1.2 million or 4.5% over 1995. Increased management and professional fees account for $0.8 million of the increase in 1996.

     Operating Income/Loss. Operating income/loss decreased to an operating loss of $24.6 million in 1996 from operating income of $15.6 million in 1995, a decrease of $40.2 million. In the fourth quarter of 1996, the Company recorded a loss on impairment of long-lived assets of $26.5 million related to the Bedford operations. Exclusive of the effects of all of the aforementioned fourth-quarter charges, operating income decreased to $10.6 million in 1996 from $15.6 million in 1995, a decrease of $5.0 million or 32.1%.

     Net Income/Loss. Net income/loss decreased to a net loss of $35.1 million in 1996 from net income of $2.7 million in 1995, a decrease of $37.8 million. In addition to the effects of the matters referred to above, net income/loss was effected by an increase in interest expense of $8.0 million as a result of: (i) 1996 reflecting a full year of interest expense related to additional debt incurred in connection with the Acquisition; (ii) increased borrowings in connection with the Ensolite Acquisition; (iii) increased borrowings under the revolving credit agreement; and (iv) increased interest rates. An income tax benefit of $8.2 million in 1996 partially mitigates the net income effect of the lower profits, fourth-quarter charges and higher interest expense.

1995 Compared to 1994

     Historical sales and operating results for 1995 were significantly higher than those for 1994 due largely to the OleTex and Halstead acquisitions. To provide a basis for comparing sales and operating results for the two periods in the discussion which follows, the Company has combined Halstead's historical results for 1994 and OleTex's historical results for the first nine months of 1994 ("Acquired Companies"). The following table reflects (in millions of dollars) the effect of such combination and all of the results discussed below are on a comparable basis.

                                                                              Year Ended
                                          Year Ended December 31, 1994     December 31, 1995
                                    -----------------------------------    -----------------
                                     Company      Acquired
                                    Historical    Companies    Combined
                                    ----------    ---------    --------
Net sales                             $197.9        $71.7       $269.6          $272.0
Cost of goods sold                     165.7         54.7        220.4           227.6
Gross profit                            32.2         17.0         49.2            44.4
SG&A (including management fees)        18.5         10.2         28.7            26.9
Operating income                        13.3          6.9         20.2            15.6
Net income                               5.7          4.1          9.8             2.7


     Net Sales. Net sales increased to $272.0 million in 1995 from $269.6 million in 1994, an increase of $2.4 million or 0.9%. Sales for the Foam Group decreased to $192.8 million from $194.4 million a decrease of $1.6 million or 0.8%. The decrease was confined to Rubatex which experienced a 3.7% decline primarily related to lower volumes for extruded sheets and shapes and plastic products. These declines reflect lower volumes realized in the last six months of 1995 due to softer overall economic conditions and service and quality problems at the Company's Bedford, Virginia operations. All other operations in the Foam Group realized a 6.7% increase in sales. Sales of the Mixing Group increased to $86.2 million in 1995 from $82.5 million, an increase of $3.7 million or 4.5%. This growth reflected continued strong industry-wide demand and price increases effected to pass along higher raw material costs.

     Gross Profit. Gross Profit decreased to $44.4 million in 1995 from $49.2 million in 1994, a decrease of $4.8 million or 9.8%. As a percentage of net sales, gross profit decreased to 16.3% in 1995 from 18.2% in 1994. Non-recurring charges required under purchase accounting for the Acquisitions, primarily related to the adjustment of inventory to fair value and the resulting increase in cost of goods sold upon the turnover of the acquired inventory (which turnover was completed by December 31, 1995), accounted for $3.1 million of the decrease. The rest of the decline was at Rubatex and in particular the Bedford plant of Rubatex where lower volumes coupled with quality and service problems resulted in gross profits declining by $4.8 million in 1995 compared to 1994. Management undertook steps to reverse this trend. For example, a new plant manager was hired January 2, 1996, and programs were initiated to improve work practices and operating procedures. Capital projects are being developed to improve process controls and production flow. Excluding Rubatex, the rest of the operations realized a 5.4% increase in gross profit.

     SG&A. SG&A decreased to $26.9 million in 1995 from $28.7 million in 1994, a decrease of $1.8 million or 6.3%. As a percentage of net sales, SG&A decreased to 9.9% in 1995 from 10.6% in 1994. SG&A expenses decreased by $1.7 million resulting from the reduction in salaried personnel and other overhead costs achieved by the consolidation of Halstead's and the Company's SG&A operations.

     Operating Income. Operating income decreased to $15.6 million in 1995 from $20.2 million in 1994, a decrease of $4.6 million or 22.8%. As a percentage of net sales, operating income decreased to 5.7% in 1995 from 7.5% in 1994. In addition to the changes to gross profit and SG&A discussed previously, 1995 operating income included an unusual charge of $0.6 million reflecting a settlement of disputed insurance claims arising prior to December 1990 and increased amortization expenses of $1.0 million related to increases in goodwill and other intangibles related to the Acquisitions.

     Net Income. Net income decreased to $2.7 million in 1995 from $9.8 million in 1994, a decrease of $7.1 million. In addition to the above-mentioned decline in operating income, interest expense increased by $7.4 million. This increase in interest expense is due to the higher debt levels related to the Acquisitions, and the corresponding increase in interest rates primarily related to the newly incurred $100 million subordinated notes at 11 1/4% compared to the interest rate on the Predecessor's senior debt. A $4.5 million decrease in income taxes mitigated the net income effect of the lower profits and higher interest expense. Net income in 1994 included a loss on early extinguishment of debt of $0.4 million.

Liquidity and Capital Resources

     The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Revolving Credit Agreement.

     Cash Flow From Operating Activities. Cash flow from operations was $9.1 million and $10.2 million in 1996 and 1995, respectively. Accounts receivable and inventory decreased by a total of $13.8 million during 1996 compared to an increase of $4.0 million in 1995. This reduction in accounts receivable and inventory reflects the Company's focus on managing its working capital.

     Cash Flow From Investing Activities. Cash flow used in investing activities was $33.8 million in 1996 compared to $207.1 million in 1995. Cash used in connection with the Ensolite Acquisition was $22.0 million in 1996. Cash used in investing activities in 1995 reflects cash used of $199.0 million in connection with the Acquisition. Capital expenditures were $11.8 million and $7.1 million in 1996 and 1995, respectively. Included in 1996 was $5.7 million in capital spending to relocate the Ensolite operations to Rubatex's Conover, North Carolina plant. Major projects over the next twelve to eighteen months include completion of the Ensolite project and modernization of the Groendyk and Bedford facilities. Capital spending in 1997 is estimated to be in the range of $15.0 million to $16.0 million.

     Cash Flow From Financing Activities. Cash flow from financing activities was $22.2 million in 1996 and $202.0 million in 1995. In 1996, a cash contribution to capital of $10.0 million, along with proceeds from borrowings under the Credit Agreement of $10.0 million, were used to help finance the Ensolite Acquisition. Cash from financing activities in 1995 reflects $170.0 million of proceeds from borrowings in connection with the Acquisition. In 1996, proceeds from borrowings under the Revolving Credit Agreement of $17.0 million were used to finance capital expenditures and make interest payments. Available cash was used to repay $9.5 million on the Revolving Credit Agreement and $4.0 million on the term loan during 1996.

     The Company is highly leveraged. At December 31, 1996, the Company's indebtedness was $184.9 million and its stockholder's equity was $20.3 million. For the two and one-half month period ended December 31, 1995 and the year ended December 31, 1996, the Company's earnings were insufficient to cover fixed charges by $5.2 million and $43.3 million, respectively. However, depreciation, amortization and the loss on impairment of long-lived assets, which are noncash charges to earnings, totaled $4.9 million and $38.6 million for the two and one-half months and the year ended December 31, 1995 and 1996, respectively.

     The Company has a $30.0 million line of credit under a Revolving Credit Agreement, $2.2 million of which is used for an irrevocable standby letter of credit. As of December 31, 1996, borrowings under the Revolving Credit Agreement were $7.5 million. Unused borrowing capacity under the Revolving Credit Agreement was $20.3 million at December 31, 1996.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Revolving Credit Agreement, to meet required principal and interest payments and to meet working capital and capital expenditure requirements through December 31, 1997 and for the foreseeable future.

     EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, prior to subordinated management fees, was $24.8 million in 1996 compared to $29.4 million in 1995, a decrease of $4.6 million or 15.6%.

     Management believes EBITDA is one indicator of a company's liquidity; however, EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. The Company believes that EBITDA, while providing useful information, does not represent cash available to service debt and that it should not be considered in isolation or as a substitute for the consolidated statement of operations prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in working capital.

     The Company's Credit Agreement includes certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA. As further described in Note 7 to the consolidated financial statements, the Company entered into certain amendments to the Credit Agreement during 1996. These amendments modified certain covenants and restrictions contained in the Credit Agreement in order to provide the Company with greater flexibility and provide for the Ensolite Acquisition. In connection with the amendments to the Credit Agreement, the Company incurred additional finance fees of $0.7 million and agreed to increases in the interest rates of 0.125% on Tranche A ABR and Eurodollar loans and .025% on Tranche B ABR and Eurodollar loans. As of December 31, 1996, the Company was in compliance with all of the covenants as modified by the Credit Agreement amendments.

Environmental Matters

     The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. These Environmental Laws regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company, the release of hazardous substances, pollutants and contaminants into the environment at properties operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to transfer or sale to the Company. Risks of significant environmental costs and liabilities are inherent in the operations and facilities of the Company, as well as other participants in the industry. The Company believes, however, that its current operations are in substantial compliance with Environmental Laws.

     It should be recognized that a number of the Company's facilities have been in operation for many years, and it is possible that additional environmental issues that could be material may arise in the future. The ultimate extent of the Company's liability for compliance costs of on-site or off-site investigation and cleanup, remediation costs, claims and litigation relating to Environmental Laws and health and safety matters and the future capital expenditures associated with Environmental Laws cannot be determined at this time. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Future regulations and changes in the text or interpretation of existing Environmental Laws may subject the Company's operations to increasingly stringent standards. While the precise effect of these changes on the Company cannot be estimated, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution control equipment, to further upgrade existing underground storage tanks, and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

     The Company anticipates capital expenditures of approximately $0.3 million in the aggregate over the next three to five years relating to environmental matters. These expenditures include, among other things, making improvements in the Company's underground storage tank systems, designing and installing air emission control equipment and implementing spill control plans. As a result of internal evaluations and discussions with its advisors and consultants, the Company estimates that the cost of the Company's known potential environmental liabilities ranges from $1.8 million to $2.9 million. Based on the reasonably expected amount of such liabilities, the Company has established a reserve on its balance sheet for environmental liabilities, which as of December 31, 1996 was approximately $2.0 million, of which $0.9 million relates to estimated costs to remove underground storage tanks. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined. The Company does not maintain insurance coverage for environmental matters.

     The Company has been named as a "potentially responsible party" at two federal "Superfund" sites and one other site where its wastes are alleged to have been disposed of. Based upon information known to the Company concerning the size of these sites, their years of operation, the number of past users and the characteristics of the Company's waste streams, management believes that the Company's proportionate share of the cost of the necessary investigation and eventual remedial work that may need to be performed at such sites will not be material. A"potentially responsible party" under applicable federal regulations would have joint and several liability for the total costs of any cleanup or other remediation. The Company does not presently have any cost sharing arrangements with any other potentially responsible parties. However, the Company has no reasonable basis to believe that any other potentially responsible party will be unable to make its pro rata contribution with respect to any cleanup or other remediation.

     In 1996, the Company's Bedford, Virginia facility conducted an inventory of its air emissions sources and evaluated its current and future compliance with the federal Clean Air Act Amendments of 1990 and related Environmental Laws. The Company believes that any costs associated with such compliance will not be material.

     The Company's leased Barberton, Ohio facility was listed in the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") index with the designation "No Further Remedial Action Planned." However, such facility was delisted from the CERCLIS index on August 31, 1995. The United States Environmental Protection Agency ("U.S. EPA") conducted a site investigation and issued a report in 1990 and a follow-up site investigation was conducted by a U.S. EPA contractor in April 1995. Although some further investigation or cleanup of the site may be required, the Company does not expect that the costs of those activities would have a material adverse effect on the Company's financial condition, operations or liquidity. Any such costs would likely be incurred over several years. The property is also identified on the Ohio 1994 Master Sites List, with a designation of "medium priority." The Ohio EPA issued a complaint with respect to the Barberton facility in 1991 and, although such complaint remains open, the Company believes that all noted items have been corrected.

Impact of Inflation

     The Company believes that inflation has not had a significant effect on its results of operations over the periods presented. Many of the Company's raw materials are petrochemical derivatives. Substantial increases in costs of such materials could adversely affect the operations of the Company, although the Company believes such cost increases could be passed onto customers in less than a one year period.

Disclosure Regarding Forward-Looking Statements

     The information herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Prospectus dated May 2, 1996.

ITEM 8.  Financial Statements and Supplementary Data

     The Company's 1996 consolidated financial statements are presented on pages F-1 through F-20 of this Annual Report on Form 10K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

                                RBX CORPORATION

ITEM 10.  Directors and Executive Officers of the Registrant

     Set forth below is the name, age as of December 31, 1996, and a brief account of the business experience of each person who is, or was at December 31, 1996, a director or executive officer of the Company.

        Name                 Age                              Position
        ----                 ---                              --------
Frank H. Roland              61         President, Chief Executive Officer and Director
Thomas F. Lemker             48         Vice President, Chief Financial Officer and Treasurer
Mark T. Dobbins              51         Vice President - Human Resources
Roger G. Dickson             53         Vice President - Sales and Marketing
John D. Fisher               54         Vice President - Manufacturing & Technical Services
Harry L. Schickling          58         Vice President and Secretary
Tom H. Barrett               66         Chairman of the Board and Director
W. Richard Bingham           61         Director
Theodore C. Rogers           62         Director
Lawrence W. Ward, Jr.        44         Director
Robert J. Klein              32         Director
Steven W. Schaefer           60         Director


     Mr. Roland has been the President and Chief Executive Officer of the Company since October 1996. He became President of Rubatex Corporation, a subsidiary of the Company, in April 1995. The former President of Halstead Industries, Inc. ("Halstead"), Mr. Roland joined the Company in January 1995 upon the Company's acquisition of Halstead Corporation, a subsidiary of Halstead. Mr. Roland joined Halstead in May 1989 as Chief Financial Officer and Treasurer and was promoted to President in April 1992. Prior to his employment with Halstead, he served in various executive capacities with H. H. Roberston Co. and United Dominion Industries, Inc.

     Mr. Lemker has been a Vice President of the Company since April 1993. Between 1977 and 1993, Mr. Lemker held a variety of positions at Carlisle Companies, Inc., including Vice President, Finance and Administration of Carlisle Tire & Rubber Company. Prior to 1977, Mr. Lemker was an audit manager at KPMG Peat Marwick.

     Mr. Dobbins has been a Vice President of the Company since November 1996. Between 1991 and 1996, Mr. Dobbins was Vice President - Human Resources for Halstead Industries, Inc. Prior to 1991, Mr. Dobbins spent 7 years as Director of Training and Industrial Relations as well as Director International Human Resources for ICI Americas Corporation. Prior experience included Vice President - Human Resources Engineered Products/ITT Grinnell and various human resource assignments with Cutler-Hammer Corporation and Masonite Corporation.

     Mr. Dickson was Vice President of the Company from January 1994 to January 1997. Between 1990 and 1994, Mr. Dickson was President and Chief Operating Officer of Chemline Inc., a producer and marketer of calcium oxide and derivatives. Between 1986 and 1990, Mr. Dickson was General Manager of Desoto Chemical Specialities. Prior to 1986, Mr. Dickson spent 15 years in a variety of management positions at Hoescht Celanese Chemical Company. Effective January 31, 1997, Mr. Dickson has resigned from the Company as Vice President.

     Mr. Fisher has been a Vice President of the Company since January 1993. From 1988 to 1993, Mr. Fisher was Director of Chemical Production with Goodyear Tire and Rubber Company ("Goodyear"). Prior to that, Mr. Fisher held a variety of plant management and engineering positions at Goodyear.

     Mr. Schickling has been a Vice President of the Company since 1990. He joined the Company in 1980 as Manager of Software Systems and also held the position of Environmental and Legal Director before his promotion to Vice President. Immediately before coming to the Company, Mr. Schickling headed the Navy Field Engineering Office in Charleston, SC. Prior to that he held various positions with Honeywell, Inc., Sears Roebuck & Company and the U.S. Navy.

     Mr. Barrett is the former Chairman, President and Chief Executive Officer of Goodyear Tire & Rubber Company, where he also served in various executive capacities from 1953 to 1991. Mr. Barrett joined American Industrial Partners ("AIP") in 1992 and is a limited partner of American Industrial Partners II, L.P. ("AIP-LP"), the general partner of AIP-CF and is a director and officer of American Industrial Partners Corporation ("AIPCorp."), and a director of AO Smith Corporation, Rubbermaid Inc., Air Products & Chemicals, Inc., and Easco, Inc. ("Easco"). He is also a trustee of Mutual Life Insurance Company of New York.

     Mr. Bingham co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of AIP-LP and an officer and director of AIPCorp. Prior to co-founding AIP, Mr. Bingham was a Managing Director of Shearson Lehman Brothers Inc. from 1984 until late 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was director of the Corporate Finance Department, member of the Board, and, most recently, head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a partner and member of the Board and Executive Committee. Mr. Bingham is currently a director of Sweetheart Holdings Inc. ("Sweetheart"), Day International Group, Inc. ("Day"), and Easco. He formerly served on the boards of Avis, Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

     Mr. Rogers co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of AIP-LP and an officer and director of AIPCorp. From 1980 to 1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation, MCorp and Southwest Bancshares Inc. He is currently a director of Easco, Sweetheart, Day, and Derby International.

     Mr. Ward has been an employee of AIP since 1992. From 1989 to 1992, he was Vice President and Chief Financial Officer of Plantronics, Inc., a telecommunications equipment company, and from 1980 to 1989, he held several investment banking positions at Kidder, Peabody & Co., Incorporated, including Senior Vice President. Mr. Ward is a director of Easco and Day.

     Mr. Klein has been an employee of AIP since 1992. From 1991 to 1992, he was an associate at The First Boston Corporation and prior thereto was an associate with Acadia Partners, L.P. From 1986 to 1988, he served as a financial analyst in the mergers and acquisitions department of Morgan Stanley & Co. Incorporated. Mr. Klein is a director of Easco.

     Mr. Schaefer is the former President and Chief Executive Officer of the Company, where he served from April 1993 to October 1996. Between 1983 and 1993, Mr. Schaefer was employed at Occidental Petroleum Corporation in a variety of officer positions, including Vice President, Occidental Petroleum Corp.; Executive Vice President, Polymers and Plastics Division; and Senior Vice President, PVC Products Division. Prior to 1983, Mr. Schaefer held a variety of line and senior management positions at Diamond Shamrock, most recently as Corporate Director, Human Resources and Vice President and General Manager, Plastics Division.

ITEM 11.  Executive Compensation

     Summary Compensation Table. The following table sets forth information concerning the compensation for 1996 for Mr. Roland and the four other most highly compensated officers of the Company.

                          Summary Compensation Table

                                                                Securities
                                   1996 Annual Compensation     Underlying
                                   ------------------------      Options           All Other
                                   Salary($)   Bonus($) (1)     Granted(#)    Compensation($) (2)
                                   ---------   ------------    ------------   -------------------
Frank H. Roland, President
 and Chief Executive Officer        $288,919        --              --              $4,134

John D. Fisher, Vice
 President                          $177,595        --              --              $4,134

Roger C. Dickson, Vice
 President (3)                      $168,329        --              --              $4,134

Thomas F. Lemker, Vice
 President, Chief Financial
 Officer and Treasurer              $179,586        --              --              $4,134


Steven W. Schaefer,
 Director (4)                       $341,195        --              --              $4,134



------------
(1) No performance bonuses were paid to such executive officers based upon operating results achieved in 1996.

(2) Reflects term life insurance premiums paid by the Company and amounts contributed under the Company's 401(k) plan for each executive.

(3)  Mr. Dickson resigned as an officer of the Company in January 1997.

(4) Mr. Schaefer served as President and Chief Executive Officer of the Company until October 1996.

     Options/SAR Grants. No options to acquire common stock, $.01 par value, of RBX Group (the "Common Stock") or stock appreciation rights ("SARs") were granted to any named executive officer of the Company during the last fiscal year.

     Option/SAR Exercises. The following table provides information on options exercised during 1996 for Mr. Roland and the four other most highly compensated officers of the Company and the value of such officer's unexercised options as of the end of such year. No SARs were outstanding in 1996.

                     Aggregated Option Exercises for 1996
              and Option Values as of December 31, 1996 Table(1)

                                                          Number of Securities
                                                         Underlying Unexercised           Value of Unexercised
                         Shares                              Options as of              In-the-Money Options as
                       Acquired on       Value           December 31, 1996 (#)          of December 31, 1996($)
                        Exercise      Realized($)    Exercisable/Unexercisable (1)    Exercisable/Unexercisable(2)
                       -----------    -----------    ------------------------------   ----------------------------
Frank H. Roland             0              0                 5,223 / 5,100                    $391,725 / $0

John D. Fisher              0              0                 5,333 / 1,500                    $399,975 / $0

Roger C. Dickson            0              0                 6,000 / 2,400                    $450,000 / $0

Thomas F. Lemker            0              0                 3,333 / 3,000                    $249,975 / $0

Steven W. Schaefer          0              0                 4,666 / 0                        $349,950 / $0


----------

(1)  Information is provided with respect to both (i) the Incentive Options and
     (ii) the Rollover Options.

(2) Amounts shown are based on the estimated fair market value of the Common Stock as of December 31, 1996 at $100 per share.

     Management Stock Option Plan. On October 16, 1995, the Board of Directors of RBX Group adopted the Management Stock Option Plan (the "Management Stock Option Plan"). The purposes of the Management Stock Option Plan are to motivate and retain certain management employees of the Company and its subsidiaries and attract and retain talented individuals as employees by allowing them to acquire an ownership interest. The Management Stock Option Plan provides for the grant of up to 40,000 stock options, subject to adjustment for stock splits and similar capital changes. As of December 31, 1996, 26,000 Incentive Options were granted and outstanding and 14,000 Incentive Options were available for future grants.

     The Chief Executive Officer administers the Management Stock Option Plan subject to the review and approval of the Board of Directors. On October 16, 1995, awards of Incentive Options were granted to certain management employees of the Company as determined by the Chief Executive Officer (and approved by the Board of Directors) who administers the Management Stock Option Plan. The term of any Incentive Option shall not exceed ten years. Options under the Management Stock Option Plan are not intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code or any successor provisions.

     The Board of Directors selects the participants and establishes the terms and conditions of each Incentive Option. As of December 31, 1996, 14,000 Incentive Options were available for future grant.

     Pension Plans. The Company maintains a noncontributory defined benefit pension plan (the "Plan") covering certain of the Company's employees, including the executive officers listed in the foregoing tables. The accrued monthly benefit ordinarily payable under the Plan is equal to 1/12 multiplied by: (i) 0.5% of the average compensation (including merit bonuses) received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the "Final Average Compensation") times the years of service of the participant with the Company and certain related or predecessor employers not in excess of 35 years ("Years of Benefit Service") plus (ii) 0.5% of the Final Average Compensation that is in excess of the Social Security taxable wage base times Years of Benefit Service.

     The compensation covered by the Plan generally corresponds to the annual salary and merit bonus amounts reported in the preceding summary compensation table. For calendar years starting on and after January 1, 1994, the total compensation that can be considered for any purpose under the Plan (the "Pay Limit") is limited to $150,000 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). The Code also places certain other limitations on the annual benefits that may be paid under the Plan. However, the benefits payable under the Plan are not reduced for any Social Security payments that may be received by a participant.

     The Company has also adopted an unfunded supplemental retirement plan for certain designated employees (including Messrs. Fisher and Lemker) (the "SERP") which is designed to supplement the benefits payable to participants under the Plan and certain other plans of the Company. The annual benefit ordinarily payable under the SERP is equal to 50% of the participant's Final Average Compensation (as determined under the Plan), calculated based on a maximum compensation of $235,840 (or, if greater, the amount of the Pay Limit then in effect), but reduced by (i) the sum of all benefits under the Plan and any other qualified plans maintained by the Company, (ii) the amount of monthly Social Security benefit payments received by the participant, and (iii) the amount of any long-term disability payments to the participant. The SERP has the effect of establishing a minimum pension level for participating executives, regardless of participation in the Qualified Plans.

     Based on the above formula (assuming (i) the annual Social Security payments to be $14,976 which is the maximum payable to a participant age 65,
(ii) the annual qualified plan benefit to be the amount under the Plan and (iii) Final Average Compensations are equal to compensations for 1996), Messrs. Fisher and Lemker would be entitled under the Plan and the SERP to aggregate annual pension benefits commencing at age 65 of $71,607 and $63,315, respectively.

     The estimated annual benefits payable under the Plan (as a straight life annuity commencing at age 65) for employees not covered by the SERP are illustrated below:

                                                Years of Service
                                 -----------------------------------------------
Final Average Compensation(1)       15        20        25        30        35
-----------------------------    -------   -------   -------   -------   -------
$125,000                         $16,682   $22,242   $27,803   $33,364   $38,924
150,000 and above                 20,432    27,242    34,053    40,864    47,674


--------------

(1) Annual covered compensation is assumed to be $27,576, the 1996 value for a participant age 65. All pay is assumed to be capped at the 401(a)(17) pay limit of $150,000. No grandfathered benefits are included in the calculations for past pay cap levels.

Director Compensation

     Mr. Barrett receives an annual fee of $150,000 for his service as Chairman of the Board of Directors. Mr. Schaefer, beginning in 1997, receives an annual retainer of $15,000, plus $1,000 per meeting of the Board of the Directors. All other Directors currently do not receive a fee or an annual retainer for their services as Directors. Each of the Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

Compensation Committee Interlocks and Insider Participation

     There is currently no compensation committee of the Board of Directors. The Board of Directors make compensation decisions for executive officers. In general, the principal decisions respecting compensation of executive officers are made by the Board of Directors. Mr. Roland is a Director but does not participate in any vote regarding his own compensation.

Employment Agreements

     Mr. Schaefer's previous employment agreement with the Company expired on March 31, 1996. The Company entered into a new agreement with Mr. Schaefer for his continued employment with the Company through December 31, 1996. Under this new agreement: (i) commencing July 1, 1996, Mr. Schaefer began to devote less than full-time to the Company, and (ii) Mr. Schaefer received an annual salary of $300,000 through July 1, 1996, but thereafter, his salary was, on an annual basis, reduced to $150,000.

     Mr. Lemker is a party to an employment agreement with the Company which expires on June 1, 1997. The term of this agreement is automatically renewed for successive one-year periods, unless either party elects not to renew the agreement at least 90 days before the end of each term. The Company has elected not to renew the agreement beyond June 1, 1997. The agreement provides for a minimum annual salary of $140,000 and bonuses based on achievement of certain operating income and cash flow targets established by the Board of Directors in consultation with the Chief Executive Officer. Subject to certain exceptions, in the event Mr. Lemker is terminated by the Company prior to the expiration of the term of the agreement, Mr. Lemker will be entitled to receive his salary for the remainder of such term and the pro rata portion of his bonus for the year in which termination occurs.

     Mr. Roland is party to an employment arrangement which remains in effect at least until December 31, 1997, unless terminated earlier for cause. The arrangement provides for an annual base salary of $225,000 and an incentive compensation plan under which Mr. Roland may earn up to 40% of his base salary.

     Mr. Fisher's employment agreement with the Company was terminated on December 31, 1996. He is currently employed at will.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1996, RBX Group was the only holder of record of shares of the Company's common stock, par value $.01 per share. As of December 31, 1996, there were 16 holders of record of shares of common stock (the "Common Stock"), par value $.01 per share of RBX Group. The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 14, 1997, assuming the exercise of stock options exercisable within 60 days of the date hereof, by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and
(iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o RBX Corporation, 5221 ValleyPark Drive, Roanoke, Virginia 24019.


     Name                                    Number (1)    Percentage (2)
     ------------------------------------    ----------    ---------------
     American Industrial Partners Capital
       Fund II, L.P. (3)(4)..............     394,275          98.94%

     American Industrial Partners Capital
       Fund, L.P. (3)(4).................     100,000          98.94%

     Frank H. Roland (5).................       5,223           1.03%

     Steven W. Schaefer (5)..............       4,666           0.93%

     John D. Fisher (5)..................       5,333           1.06%

     Roger G. Dickson (5)................       6,000           1.19%

     Thomas F. Lemker (5)................       3,333             *

     Tom H. Barrett......................       1,000             *

     W. Richard Bingham (4)..............     494,275          98.94%

     Theodore C. Rogers (4)..............     494,275          98.94%

     Lawrence W. Ward, Jr................         100             *

     Robert J. Klein.....................         150             *

     All directors and executive officers
       as a group (12 persons) (6).......      31,411           5.93%


     --------------

     *    Represents less than 1%.

     (1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

     (2) Based upon 499,575 shares of Common Stock outstanding as of March 14, 1997.

     (3) The address of such entities is One Maritime Plaza, Suite 2525, San Francisco, CA 94111.

     (4) Messrs. Bingham and Rogers share investment and voting power with respect to the securities owned by AIP-CF and American Industrial Partners Capital Fund, L.P., but each disclaims beneficial ownership of any shares of Common Stock. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111, and the business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.

     (5) Represents shares of Common Stock which are issuable upon exercise of options within 60 days of the date hereof.

     (6) Includes aggregate of 29,436 shares of Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date hereof.

     The total amount of authorized capital stock of the Company is 1,000 shares of Common Stock, $0.01 par value per share, and no shares of preferred stock. The total amount of authorized capital stock of the RBX Group is 1,000,000 shares of Common Stock, $0.01 par value per share, 100,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock") and 90,000 shares of Series A preferred stock, par value $0.01 per share (the "Series A Preferred Stock"). As of March 14, 1997, 1,000 shares of the Company's Common Stock were issued and outstanding, 499,575 shares of RBX Group's Common Stock were issued and outstanding and 90,000 shares of RBX Group's Series A Preferred Stock were issued and outstanding.

     The issued and outstanding shares of the Company's common stock are validly issued, fully paid and nonassessable. The holders of outstanding shares of the Company's common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the Board of Directors may from time to time determine. The shares of the Company's common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of the Company's common stock are entitled to receive pro rata the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of any preferred stock then outstanding. Each outstanding share of the Company's common stock is entitled to one vote on all matters submitted to a vote of stockholders.

ITEM 13.  Certain Relationships and Related Transactions

Acquisition Arrangements

     In connection with the Acquisition, RBX Group, AIP-CF, certain related investors and management investors have entered into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders' Agreement, AIP-CF has the right to elect the majority of the directors of RBX Group.

     At the close of the Acquisition, American Industrial Partners ("AIP"), a Delaware general partnership and affiliate of AIP-CF, was paid a fee of $2.0 million and reimbursed for out-of-pocket expenses in connection with the negotiation of the acquisition agreement and for providing certain investment banking services to the Company including the arrangement and negotiation of the terms of the acquisition financing and for other financial advisory and management consulting services.

     Upon the closing of the Ensolite Acquisition, the Company paid a fee of $400,000 to AIP and reimbursed AIP for its out-of-pocket expenses in connection with the negotiation of the Ensolite Acquisition and for providing certain investment banking services to the Company, including the arrangement and negotiation of the terms of the related agreements and financing.

Management Services Agreement

     AIP has provided, and expects to provide, substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $850,000 for providing general management, financial and other corporate advisory services to the Company, payable semiannually, and is reimbursed for out-of-pocket expenses. The fees are paid to AIP pursuant to a management services agreement among AIP, RBX Group, the Company and the Company's subsidiaries and are subordinated in right of payment to the Company's 11.25% Senior Subordinated Notes.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K

(a)(1)  Financial Statements

See Part II

(a)(2)  Financial Statement Schedules

                                RBX Corporation
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                           Balance at          Charged to                      Balance at
Description            Beginning of Year   Costs and Expenses  Deductions (a)  End of Year
-----------            -----------------   ------------------  --------------  -----------
Allowance for
doubtful accounts:

1996                       $1,678                $531           $  872           $1,337

1995(b)                     2,436                 417            1,175            1,678

1994(c)                     1,841                 968              373            2,436

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

(b) 1995 amounts have been combined for the Company and the Predecessor as defined in Note 1 to the consolidated financial statements.

(c) 1994 amounts are those of the Predecessor as defined in Note 1 to the consolidated financial statements.

(a)(3) Exhibits


  Exhibit No.     Item
----------------  --------------------------------------------------------------
  3.1             Certificate of Incorporation of RBX Corporation.*

  3.2             By-laws of RBX Corporation.*

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


     4.4 Registration Rights Agreement, dated as of October 16, 1995, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chemical Securities Inc.*


     4.5 Stockholders Agreement, dated as of October 16, 1995, among RBX Group, Inc., American Industrial Partners Capital Fund II, L.P. and certain other signatories thereto.*


     4.6 Securities Purchase Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners Capital Fund, L.P.**


     4.7 Stockholders Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners Capital Fund, L.P.**


    10.1 Credit Agreement (the "Credit Agreement"), dated as of October 16, 1995, among RBX Corporation, RBX Group, Inc., the several banks and other financial institutions from time to time parties thereto (the "Lenders") and Chemical Bank (the "Agent").*


    10.2 Amendment No. 1, dated as of February 28, 1995, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.*


    10.3 Amendment No. 2, dated as of April 15, 1996, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.**


    10.4 Amendment No. 3, dated as of December 3, 1996, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.


    10.5 Security Agreement, dated as of October 16, 1995, made by RBX Corporation, in favor of the Agent.*


    10.6 Pledge Agreement, dated as of October 16, 1995, made by RBX Corporation in favor of the Agent.*


    10.7 Form of Security Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*


    10.8 Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.9   Form of Subsidiaries' Guarantee, dated as of October 16, 1995, made by each
       Subsidiary Guarantor in favor of the Agent.*
10.10  Agreement and Plan of Merger, dated as of August 2, 1995, by and among
       RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA
       Investors, Inc.*
10.11  Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition,
       Inc. and AEA Investors, Inc.*
10.12  Management Services Agreement, dated as of October 16, 1996, by and among
       RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and
       American Industrial Partners.*
10.13  Management Stock Option Plan Adopted by the Board of Directors of RBX
       Group, Inc. as of October 16, 1995.*
10.14  Employment Agreement between RBX Corporation and Steven W. Schaefer.*
10.15  Employment Agreement between RBX Corporation and John D. Fisher.*
10.16  Employment Agreement between RBX Corporation and Thomas F. Lemker.*
10.17  Employment Agreement between RBX Corporation and Frank H. Roland.*
10.18  Employment Agreement between RBX Corporation and Gerald J. Kirschke.*
10.19  Executive Employees Supplemental Retirement Plan as Amended and Restated
       December 15, 1993.*
10.20  Pension Plan effective as of January 1, 1991.*
12.1   Computation of earnings to fixed charges.
21.1   Subsidiaries of RBX Corporation.
27.1   Financial Data Schedule.
       -------------

*Incorporated by reference to Registration Statement on Form S-4,
File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

**Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 14,
1996 and amended on August 20, 1996.

(b)  Reports Filed on Form 8-K

     No reports on Form 8-K were filed during the quarter ending December 31, 1996.

                                RBX CORPORATION


                         INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report...............................................  F-2

Consolidated Financial Statements

    Consolidated Balance Sheets............................................  F-3

    Consolidated Statements of Operations..................................  F-4

    Consolidated Statements of Cash Flows..................................  F-5

    Consolidated Statement of Changes in Stockholder's Equity..............  F-6

    Notes to Consolidated Financial Statements.............................  F-7


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of RBX Corporation
Roanoke, Virginia

     We have audited the accompanying consolidated balance sheets of RBX Corporation and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the two and one-half month period and the year ended December 31, 1995 and 1996, respectively. We have also audited the consolidated statements of operations and cash flows of RBX Investors Inc. and subsidiaries (the Predecessor Company) for the nine and one-half month period ended October 16, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The Consolidated statements of operations and cash flows and the financial statement schedule of the Predecessor Company for the year ended December 31, 1994, were audited by other auditors whose report thereon, dated March 8, 1995, expressed an unqualified opinion.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1995 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBX Corporation and its subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the two and one-half month period and the year ended December 31, 1995 and 1996, respectively, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements for the nine and one-half month period ended October 16, 1995, present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company and its subsidiaries in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company acquired the Predecessor Company as of October 16, 1995 in a business combination accounted for as a purchase. The financial statements of the Predecessor Company are not directly comparable to those of the Company due to the accounting for the acquisition.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 7, 1997

                                RBX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996
                       (in thousands, except share data)


                                    ASSETS
                                                            1995        1996
                                                          --------    --------
Cash and cash equivalents...............................  $  5,823    $  3,293
Accounts receivable, less allowance for doubtful
  accounts of $1,678  and $1,337 in 1995 and 1996,
  respectively..........................................    38,198      33,740
Inventories.............................................    42,364      38,635
Deferred income taxes...................................     3,129       1,112
Prepaid and other current assets........................     2,000       2,130
                                                          --------    --------

     Total current assets...............................    91,514      78,910

Property, plant and equipment, net......................    81,277      91,068
Deferred income taxes, non-current......................     1,411      11,096
Intangibles and other assets, net.......................   111,534      99,626
                                                          --------    --------
     Total assets.......................................  $285,736    $280,700
                                                          ========    ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable........................................  $ 13,886    $ 12,867
Accrued liabilities.....................................    14,367      17,342
Current portion of postretirement benefit obligation....     1,850       2,302
Current portion of long-term debt.......................       356       1,728
                                                          --------    --------
     Total current liabilities..........................    30,459      34,239

Long-term debt..........................................   171,389     183,164
Postretirement benefit obligation.......................    31,745      32,032
Pension benefit obligation..............................     9,561       9,228
Other liabilities.......................................     2,008       1,724

Commitments and contingencies...........................        -           -

Stockholder's equity:
  Common stock, $0.01 par value, 1,000 shares
    authorized, issued and outstanding..................        -           -
  Additional paid-in-capital............................    43,895      58,690
  Accumulated deficit...................................    (3,321)    (38,377)
                                                          --------    --------
     Total stockholder's equity.........................    40,574      20,313
                                                          --------    --------
     Total liabilities and stockholder's equity.........  $285,736    $280,700
                                                          ========    ========

See notes to consolidated financial statements.

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                       Predecessor                    Company
                                              ----------------------------  ----------------------------
                                                   Year      9 1/2 Months   2 1/2 Months       Year
                                                  Ended          Ended          Ended          Ended
                                              Dec. 31, 1994  Oct. 16, 1995  Dec. 31, 1995  Dec. 31, 1996
                                              -------------  -------------  -------------  -------------
Net sales...................................     $197,913       $220,321        $51,646       $275,715
Cost of goods sold..........................      165,742        180,677         46,911        238,365
                                                 --------       --------        -------       --------
Gross profit................................       32,171         39,644          4,735         37,350
Selling, general and administrative
 costs......................................       18,478         21,112          5,193         30,474
Management fees.............................           --            418            180            995
Loss on impairment of long-lived assets.....           --             --             --         26,498
Unusual item................................           --            620             --             --
Amortization of goodwill and other
 intangibles................................          319            565            733          3,943
Other expense (income)......................           57             51            (68)            66
                                                 --------       --------        -------       --------
Operating income (loss).....................       13,317         16,878         (1,303)       (24,626)
Interest expense, including amortization
 of deferred financing fees.................        3,334          6,878          3,867         18,685
                                                 --------       --------        -------       --------
Income (loss) before income taxes...........        9,983         10,000         (5,170)       (43,311)
Income taxes (benefit)......................        3,865          3,979         (1,849)        (8,255)
                                                 --------       --------        -------       --------
Income (loss) before extraordinary item.....        6,118          6,021         (3,321)       (35,056)
Extraordinary item: early extinguishment
 of debt, net of $289 income tax benefit....         (466)            --             --             --
                                                 --------       --------        -------       --------
Net income (loss)...........................     $  5,652       $  6,021        $(3,321)      $(35,056)
                                                 ========       ========        =======       ========

See notes to consolidated financial statements.

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        Predecessor                            Company
                                                             ----------------------------------   ----------------------------------
                                                              Year Ended     9-1/2 Months Ended   2-1/2 Months Ended    Year Ended
                                                             Dec. 31, 1994     Oct. 16, 1995        Dec. 31, 1995      Dec. 31, 1996
                                                             -------------   ------------------   ------------------   -------------
Operating activities
Net income (loss) .........................................    $  5,652           $ 6,021             $  (3,321)          $(35,056)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Loss on impairment of long-lived assets ...............           -                 -                     -             26,498
    Extraordinary item ....................................         466                 -                     -                  -
    Depreciation ..........................................       5,121             5,820                 1,310              7,124
    Amortization ..........................................         689             1,671                 3,593              4,965
    Provision for deferred income taxes ...................         935               274                  (667)            (7,668)
    Loss (gain) on disposal of equipment ..................          57               (17)                    -                 66
    Changes in assets and liabilities net of effect of
      business acquisition:
        (Increase) decrease in receivables ................      (4,746)           (3,909)                3,186              8,196
        (Increase) decrease in inventories ................      (4,894)           (3,380)                  136              5,431
        (Increase) decrease in prepaid and other current
          assets ..........................................         868              (408)                 (999)              (864)
        Increase in other assets ..........................      (2,533)                -                     -                  -
        Increase (decrease)  in accounts payable ..........         546             4,041                (4,315)            (1,913)
        Increase (decrease)  in accrued liabilities .......       6,439            (2,117)                2,859              2,236
        Increase in other liabilities .....................         691               444                     3                122
                                                               --------           -------             ---------           --------
Net cash provided by operating activities .................       9,291             8,440                 1,785              9,137

Investing activities
Capital expenditures ......................................      (5,817)           (6,323)                 (823)           (11,818)
Acquisitions, net of cash acquired ........................     (48,864)           (1,069)             (199,015)           (22,042)
Proceeds from disposals of property, plant and equipment ..          21               101                     -                 31
                                                               --------           -------             ---------           --------
Net cash used in investing activities .....................     (54,660)           (7,291)             (199,838)           (33,829)

Financing activities
Contributions to capital ..................................           -                 -                40,000             10,030
Proceeds from borrowings ..................................     111,000             4,000               170,000             27,000
Payments of financing fees ................................           -                 -                (5,988)              (780)
Principal payments on long-term debt ......................      (6,953)           (5,916)                 (136)           (13,853)
Refinancing of long-term debt .............................     (60,500)                -                     -                  -
Dividend payment ..........................................           -                 -                     -               (235)
                                                               --------           -------             ---------           --------
Net cash provided by (used in) financing activities .......      43,547            (1,916)              203,876             22,162

Net increase (decrease) in cash and cash equivalents ......      (1,822)             (767)                5,823             (2,530)
Cash and cash equivalents:
    Beginning of period....................................       2,589               767                     -              5,823
                                                               --------           -------             ---------           --------
    End of period .........................................    $    767           $     -             $   5,823           $  3,293
                                                               ========           =======             =========           ========

See notes to consolidated financial statements.

                                RBX CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
         For the Two and One-half Month Period Ended December 31, 1995 and the Year Ended December 31, 1996
                                (in thousands)

                                          Additional                   Total
                                Common     Paid-in    Accumulated  Stockholder's
                                Stock      Capital      Deficit        Equity
                                --------   ----------  -----------  ------------
Initial capitalization......    $      -   $   43,895   $      -    $   43,895
Net loss....................           -            -     (3,321)       (3,321)
                                --------   ----------  ---------    ----------
Balances at December 31, 1995          -       43,895     (3,321)       40,574
Capital contribution........           -       15,030          -        15,030
Dividend....................           -         (235)         -          (235)
Net loss....................           -            -    (35,056)      (35,056)
                                --------   ----------  ---------    ----------
Balances at December 31, 1995   $      -   $   58,690   $(38,377)   $   20,313
                                ========   ==========   ========    ==========

See notes to consolidated financial statements.

                                RBX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except as otherwise noted)



1. Significant Accounting Policies

Basis of Presentation

RBX Corporation and subsidiaries (the "Company") is a wholly owned subsidiary of RBX Group, Inc., ("RBX Group") a non-operating holding company. Effective October 16, 1995, RBX Investors Inc. (the "Predecessor") was acquired by the Company. The consolidated financial statements and note disclosures prior to the date of the Acquisition (as defined, see Note 2) are not comparable due to the accounting for the Acquisition.

The Company follows the same accounting policies as the Predecessor.

Principles of Consolidation and Business

The Company operates in one business segment, the manufacture of rubber and plastics products. The Company's products are used in a wide range of applications including athletic equipment, sports medicine wraps, neoprene wetsuits, hardware center products, other consumer products, insulation for refrigeration and air conditioning systems, automotive components and other industrial products.

The accounts of RBX Corporation and its subsidiaries are included in the consolidated financial statements after elimination of significant inter-company transactions and profits and losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory cost includes raw materials, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment is stated at cost net of accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets, ranging from 20-40 years for buildings and improvements and 3-14 years for machinery and equipment.

Intangibles and Other Assets

Goodwill - Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight line-basis over 40 years.

                                RBX CORPORATION

1. Significant Accounting Policies - (Continued)

Customer Lists - Customer lists are amortized using the straight-line method over 21 years.

Deferred Financing Costs - Deferred financing costs are amortized using the effective interest method over the life of the related debt.

Fair Value of Financial Instruments

The carrying value of the Company's long-term debt, which consists of variable rate long-term senior debt and 11.25% long-term subordinated debt, approximates fair value. The carrying amounts of all other current assets and liabilities as reported in the balance sheets at December 31, 1995 and 1996 and which qualify as financial instruments, approximate fair value.

Revenue

Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided based on historical experience and current estimates.

Research and Development

Research and development expenditures, which are expensed as incurred, were approximately $1,611 for the year ended December 31, 1994 and $2,695 and $706 for the nine and one-half months ended October 16, 1995 and the two and one-half months ended December 31, 1995, respectively, and $3,469 for the year ended December 31, 1996.

Business and Credit Concentrations

The Company's customers are not concentrated in any specific geographic region or any specific industry. No single customer accounted for a significant amount of the Company's sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company assesses impairment of long-lived assets such as property, plant and equipment and goodwill whenever changes or events indicate that the carrying value may not be recoverable. Such long lived assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount (See Note 15).

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

                                RBX CORPORATION

2.   Acquisitions

On October 16, 1995, pursuant to a plan of merger, the Company acquired the Predecessor for approximately $201.6 million plus direct expenses of the acquisition of approximately $3.8 million (the "Acquisition"). The purchase cost was composed of $94.1 million in cash, $3.9 million in Preferred Stock of RBX Group (having an aggregate liquidation value of $9.0 million) and assumption of $95.5 million in debt and $8.1 million in unpaid seller expenses.

The Acquisition was accounted for using the purchase method of accounting, whereby the excess of the purchase cost over the recorded book value of net assets acquired was allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed based on independent valuations and other studies. The purchase cost was allocated as follows:

              Inventory                                 $ 45,171
              Working capital, excluding inventory        13,867
              Property, plant and equipment               81,320
              Identifiable intangible assets              40,191
              Goodwill                                    67,667
              Other assets                                   518
              Other liabilities                          (43,313)
                                                        --------

                                                        $205,421
                                                        ========

The acquisition was financed through an equity contribution from RBX Group of approximately $43.9 million in cash and in-kind payments in exchange for all of the outstanding shares of the Company's common stock, the sale of $100 million in 11 1/4% Senior Subordinated Notes, and proceeds of approximately $61.3 million from borrowings under the credit agreement (see note 7). In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition, were converted into options to acquire the common stock of RBX Group. The rollover of such options does not represent a change in the basis of underlying assets or liabilities in the Acquisition, since RBX Group's basis in the options was equal to the predecessor option holders basis of zero.

The unaudited consolidated results of operations on a pro forma basis as though the Acquisition had taken place at the beginning of the periods presented are as follows:

                                              1994           1995
                                            --------       --------

          Net sales                         $269,607       $271,967
          Net loss                            (5,504)        (4,895)

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been if the Acquisition had taken place as of the dates indicated, or what such results will be for any future period.

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $25.6 million plus direct expenses of approximately $2.0 million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of additional Tranche B Term Loans of $10.0 million and an equity contribution by RBX Group of $15.0 million. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American

                                RBX CORPORATION

2. Acquisitions (Continued)

Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

The Ensolite Acquisition was accounted for using the purchase method of accounting. The purchase cost was allocated as follows:

              Inventory                                   $ 1,842
              Working capital, excluding inventory          2,845
              Equipment                                     5,705
              Goodwill                                      7,953
              Identifiable intangible assets                9,262
                                                          -------

                                                          $27,607
                                                          =======

The unaudited consolidated results of operations on a pro forma basis as though the Ensolite Acquisition had taken place at the beginning of the periods presented are as follows:

                                              1995          1996
                                            --------      --------

            Net sales                       $296,003      $287,501
            Net loss                          (5,529)      (35,474)

3.   Inventories

Components of inventory are as follows:

                                              1995          1996
                                            --------      --------

            Raw materials                   $ 15,096      $ 12,661
            Work-in-process                    4,354         4,347
            Finished goods                    22,914        21,627
                                            --------      --------

                                            $ 42,364      $ 38,635
                                            ========      ========

                                RBX CORPORATION

4. Property, Plant and Equipment

Major classes of property, plant and equipment are as follows:

                                           1995           1996
                                         --------       --------
     Land and improvements               $  2,568       $  2,568
     Buildings and improvements            23,952         24,060
     Machinery and equipment               51,793         64,175
     Construction-in-progress               4,274          8,677
                                         --------       --------
                                           82,587         99,480
     Less: accumulated depreciation         1,310          8,412
                                         --------       --------
                                         $ 81,277       $ 91,068
                                         ========       ========

5. Intangibles and Other Assets

Major components of intangibles and other assets are as follows:

                                           1995           1996
                                         --------       --------
     Goodwill                            $ 66,278       $ 56,861
     Customer lists                        35,887         36,050
     Deferred financing fees                5,989          6,736
     Other                                  4,303          5,728
                                         --------       --------
                                          112,457        105,375
     Less: accumulated amortization           923          5,749
                                         --------       --------
                                         $111,534       $ 99,626
                                         ========       ========



6.  Accrued Liabilities

Major components of accrued  liabilities are as follows:

                                           1995           1996
                                         --------       --------
     Interest                            $  3,573       $  3,597
     Personnel related costs other than
       vacation                             3,856          6,481
     Vacation                               3,507          3,449
     Other                                  3,431          3,815
                                         --------       --------
                                         $ 14,367       $ 17,342
                                         ========       ========

                                RBX CORPORATION

7.  Long-Term Debt

Long-term debt of the Company is as follows:

                                           1995           1996
                                         --------       --------
     Senior subordinated notes           $100,000       $100,000
     Term notes payable                    70,000         76,000
     Revolving credit agreement                -           7,500
     Industrial revenue bond note           1,555          1,232
     Mortgage note payable                    180            160
     Capitalized lease obligations             10             -
                                         --------       --------
                                          171,745        184,892
     Less current portion                     356          1,728
                                         --------       --------
                                         $171,389       $183,164
                                         ========       ========

Subordinated debt

On October 16, 1995, RBX Corporation sold $100 million in 11.25% Senior Subordinated Notes (the "Notes") due October 15, 2005, pursuant to Rule 144A under the Securities Act of 1933. The Notes are general unsecured obligations subordinated in right of payment to all senior indebtedness of the Company. Interest is payable on the Notes semi-annually on April 15 and October 15 of each year, commencing in 1996. The Notes may be redeemed after October 14, 2000 at a redemption premium. Under certain circumstances as defined in the Indenture, RBX Corporation may redeem, at a premium, up to one-third of the Notes prior to October 15, 1998.

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Notes on a full, unconditional, and joint and several basis. Management has determined that separate financial statements of the guarantor subsidiaries would not be material to an investor. Accordingly, separate financial statements of the guarantor subsidiaries have not been presented.

The Indenture contains certain covenants which, among other things, limit the ability of RBX Corporation and its subsidiaries to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness. The Company was in compliance with all terms of the Notes at December 31, 1996.

Pursuant to a Registration Rights Agreement (the "Agreement"), RBX Corporation exchanged the Notes for a new issue of debt securities of RBX Corporation (the "New Notes") registered under the Securities Act of 1933. The terms of the New Notes are substantially identical to those of the Notes.

Term Notes and Revolving Credit Agreement

In connection with the Acquisition, all of the Predecessor's debt then outstanding under an existing credit agreement totaling $92 million was repaid and the Company entered into a $100 million senior secured credit facility consisting of $70 million in term notes and a $30 million revolving credit facility (the "Credit Agreement"). The Company borrowed $70 million under the term loans to provide a portion of the funds necessary to consummate the Acquisition. As of December 31, 1996, the Company had an outstanding, irrevocable standby letter of credit in the principal amount of $2.2 million as part of its casualty insurance program. At December 31, 1996, the Company had available unused borrowing capacity under the revolving credit facility of $20.3 million.

                                RBX CORPORATION

7.   Long-Term Debt (Continued)

In connection with the Ensolite Acquisition and the decline in sales and operating profits experienced during the end of 1995 and first quarter of 1996, the Company has entered into an amendment of the Credit Agreement dated February 28, 1996 (the "Credit Agreement Amendment"). The Credit Agreement Amendment modified the financial covenants and restrictions to which the Company is subject to provide the Company with greater flexibility. In addition, the Credit Agreement Amendment provided an additional $10 million in term loans in connection with the Ensolite Acquisition. As a result of the amendment, the Company incurred $0.2 million in financing fees paid at the effective date of the amendment. The Company also agreed to pay a 0.125% additional applicable margin on all Tranche A ABR and Eurodollar loans and 0.25% on all Tranche B ABR and Eurodollar loans effective with the date of the amendment.

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

The Company entered into a third amendment to the Credit Agreement dated December 3, 1996 ("Credit Agreement Amendment No. 3"). Credit Agreement Amendment No. 3 modified the financial covenants to which the Company is subject and revised certain definitions providing for the exclusion of the loss on impairment of long-lived assets and certain other one-time charges (see Note 15) from the related financial covenant calculations. In connection with Credit Agreement Amendment No. 3, the Company paid an amendment fee of $0.2 million.

Indebtedness of the Company under the Credit Agreement is guaranteed by the Company's subsidiaries on a full, unconditional, and joint and several basis. Indebtedness under the Credit Agreement is also collateralized by substantially all of the assets of the Company and its subsidiaries and the capital stock of each of the Company's subsidiaries.

The term notes require quarterly principal payments beginning December 31, 1997, and continuing thereafter through 2003. The revolving credit facility expires on October 16, 2001.

Periodic prepayments may be made by the Company and mandatory prepayments of 50% of excess annual cash flows (as defined) are required. At the Company's option, the term notes payable and borrowings under the revolving credit facility require interest at the prime rate plus 1.375% to 2% or LIBOR plus 2.375% to 3%. The interest rate in effect at December 31, 1995 and 1996 was approximately 8.4% and 8.3%, respectively. The revolving credit facility requires annual commitment fees of 0.5% of the average daily unused portion of the revolver to be paid quarterly. The Credit Agreement also requires letter of credit fees and fronting fees of 2.5% and 0.375%, respectively, of outstanding letters of credit.

In addition to covenants substantially equivalent to the restrictions imposed on the Company under the terms of the Notes (as discussed above), the Credit Agreement requires the Company to meet certain financial tests, including maintenance of a consolidated interest expense coverage ratio, minimum consolidated net worth, leverage ratio, earnings before interest, taxes, depreciation and amortization and maximum amounts of capital expenditures. The Company was in compliance with all terms of the Credit Agreement at December 31, 1995 and 1996.

Other long-term debt

The industrial revenue bond note requires interest at a percentage of the prime rate (73.32% and 75.76% of the prime rate in 1995 and 1996, respectively). The prime rate was 8.5% and 8.25% at December 31, 1995 and 1996, respectively. The note matures in the year 2000 and is collateralized by real property and equipment at the Company's Conover, North Carolina, manufacturing facility.

                                RBX CORPORATION

7.   Long-Term Debt (Continued)

The mortgage note payable consists of fixed rate debt with a rate of 9% and requires principal payments through 2002. The note is collateralized by real property in Santa Fe Springs, California.

At December 31, 1996, the carrying value of long-term debt approximates fair value.

Required principal repayment of long-term debt is as follows:

                1997                    $  1,728
                1998                       8,229
                1999                      10,727
                2000                      13,149
                2001                      22,906
                Thereafter               128,153

8.   Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse.

The Company files a consolidated income tax return with its parent, RBX Group, Inc. and its tax provision is determined on a separate return basis.

Significant components of income taxes are as follows:

                                       Predecessor                   Company
                             ----------------------------   ----------------------------
                                 Year       9-1/2 Months    2-1/2 Months       Year
                                 Ended          Ended           Ended          Ended
                             Dec. 31, 1994  Oct. 16, 1995   Dec. 31, 1995  Dec. 31, 1996
                             -------------  -------------   -------------  -------------
Current:
  Federal                        $2,365         $3,118         $     -        $  (544)
  State                             565            590             (15)           (43)
                             ----------     ----------      ----------     ----------
                                  2,930          3,708             (15)          (587)
                             ----------     ----------      ----------     ----------

Deferred
  Federal                           901            314          (1,778)        (6,336)
  State                              34            (43)            (56)        (1,332)
                             ----------     ----------      ----------     ----------

                                    935            271          (1,834)        (7,668)
                             ----------     ----------      ----------     ----------

                                 $3,865         $3,979         $(1,849)       $(8,255)
                             ==========     ==========      ==========     ==========

                                RBX CORPORATION

8. Income Taxes  (Continued)

Temporary differences which give rise to significant components of the Company's deferred tax liabilities follows:

                                               1995          1996
                                              -------       -------
          Deferred tax liabilities:
            Accumulated depreciation          $ 7,210       $ 9,019
            Accumulated amortization           12,490        12,178
                                              -------       -------
                                               19,700        21,197
                                              -------       -------
          Deferred tax assets:
            Employee benefits                  12,531        13,734
            Net operating loss carryforwards      -          10,176
            Alternative minimum tax credit      3,394         3,580
            Pension benefits                    3,566         3,702
            Other                               4,749         2,213
                                              -------       -------
                                               24,240        33,405
                                              -------       -------
            Deferred tax asset, net           $ 4,540       $12,208
                                              =======       =======

No valuation allowance has been recorded for the realization of the deferred tax asset resulting from the temporary differences as management believes that it will, more likely than not, be able to realize the deferred tax asset.

Reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense is as follows:

                                                    Predecessor                       Company
                                            ----------------------------    ----------------------------
                                                Year       9-1/2 Months     2-1/2 Months       Year
                                                Ended          Ended            Ended          Ended
                                            Dec. 31, 1994  Oct. 16, 1995    Dec. 31, 1995  Dec. 31, 1996
                                            -------------  -------------    -------------  -------------
Federal statutory rate                          34.0%          34.0%            34.0%          34.0%
Effect of:
  Loss on impairment of long-lived assets         -              -                -           (14.7)
  State taxes, net of federal benefit            4.0            3.3              3.3            2.1
  Amortization of goodwill                       0.9            1.1             (1.9)          (1.3)
  Other                                         (0.2)           1.4              0.4           (1.0)
                                            -------------  -------------    -------------  -------------
                                                38.7%          39.8%            35.8%          19.1%
                                            =============  =============    =============  =============

The Company has net operating loss carryforwards of approximately $25.0 million which expire through 2011. The Company also has approximately $3.6 million of alternative minimum tax credits which can be carried forward indefinitely.

                                RBX CORPORATION

9. Pension Plans

The Company has defined benefit plans covering certain eligible hourly employees which provide pension benefits that are based on a formula which considers length of service. Certain salaried employees also participate in the Company's defined benefit pension plans. Benefits are based upon length of service and earnings during years of service. Pension costs for hourly and salaried plans (the "Plans") are funded to the extent permitted by the Internal Revenue Code.

Net pension costs include the following components:

                                                    Predecessor                       Company
                                            ----------------------------    ----------------------------
                                                Year       9-1/2 Months     2-1/2 Months       Year
                                                Ended          Ended            Ended          Ended
                                            Dec. 31, 1994  Oct. 16, 1995    Dec. 31, 1995  Dec. 31, 1996
                                            -------------  -------------    -------------  -------------
Service cost                                      $   902        $   832          $   261        $ 1,257
Interest cost                                       2,447          2,220              591          2,866
Actual return on plan assets                       (1,419)        (1,934)            (509)        (3,398)
Amortization and deferrals, net                      (743)           236              -              794
                                            -------------  -------------    -------------  -------------
                                                  $ 1,187        $ 1,354           $  343        $ 1,519
                                            =============  =============    =============  =============


Significant assumptions used in determining net pension costs and funded status information are as follows:

                                                    Predecessor                       Company
                                            ----------------------------    ----------------------------
                                                Year       9-1/2 Months     2-1/2 Months       Year
                                                Ended          Ended            Ended          Ended
                                            Dec. 31, 1994  Oct. 16, 1995    Dec. 31, 1995  Dec. 31, 1996
                                            -------------  -------------    -------------  -------------
Weighted average discount
  rate                                              8.50%          8.50%            7.50%          7.75%
Weighted average rate of
  increase in compensation
  levels                                            5.50%          4.50%            4.50%          4.75%
Expected long-term rate
  of return on assets                               8.50%          8.50%            8.50%          8.66%

                                RBX CORPORATION

9.   Pension plans (Continued)

The following table sets forth the funded status of the Plans:

                                                     1995         1996
                                                    -------      -------
           Vested benefits                          $35,189      $35,027
           Nonvested benefits                         1,916        2,289
                                                     ------       ------

           Accumulated benefit obligation            37,105       37,316
           Effect of projected future compensation    2,216        2,466
                                                     ------       ------

           Projected benefit obligation              39,321       39,782
           Fair value of Plan assets                 30,816       32,847
                                                     ------       ------
           Projected benefit obligation in excess
              of plan assets                         (8,505)      (6,935)
           Unrecognized prior service cost                -          485
           Unrecognized net gain                     (1,056)      (2,778)
                                                     ------       ------
           Net pension obligation recognized in
              the balance sheet                     $(9,561)     $(9,228)
                                                     ======       ======

Certain of the Company's hourly and salaried employees participate in defined contribution plans to which they contribute each month and which may be matched in part by the Company in accordance with plan provisions and terms established in various collective bargaining agreements. Company contributions related to these plans were approximately $704 for the year ended December 31, 1994, $721 and $177 for the nine and one-half months ended October 16, 1995 and the two and one-half months ended December 31, 1995, respectively, and $903 for the year ended December 31, 1996.

10.  Postretirement Benefits Other Than Pensions

The Company provides health care and life insurance benefits for certain eligible active and retired employees, and accrues the estimated costs for such benefits during the years that the employees have rendered their services to the Company.

The postretirement health and life benefits are fully paid by the Company after certain minimum deductibles have been met. The obligation is unfunded. The Company's annual health obligation is capped at $4 per employee under age 65 and $2 per employee age 65 and over.

The following table sets forth the Company's postretirement benefits other than pensions:

                                                     1995         1996
                                                    -------      -------
Accumulated postretirement benefit obligation:
    Retirees                                        $18,665      $16,892
    Active                                           14,930       13,003
                                                     ------       ------
                                                     33,595       29,895
Unrecognized net gain                                     -        4,439
                                                     ------       ------

Accumulated postretirement benefit
    obligation                                       33,595       34,334
    Less current portion                              1,850        2,302
                                                     ------       ------

                                                    $31,745      $32,032
                                                     ======       ======

                                RBX CORPORATION

10. Postretirement Benefits Other Than Pensions (Continued)

Net periodic postretirement benefit costs include the following components:

                                                Predecessor                                 Company
                                       -----------------------------            --------------------------------

                                           Year        9-1/2 Months             2-1/2 Months           Year
                                          Ended           Ended                     Ended              Ended
                                       Dec. 31, 1994   Oct. 16, 1995            Dec. 31, 1995      Dec. 31, 1996
                                       ------------    -------------            -------------      -------------

Service costs                          $       597     $       409              $        131       $         632
Interest costs                               2,395           1,972                       509               2,400
Net amortization                              (691)           (664)                      -                   (58)
                                       -----------     -----------              ------------       -------------

                                       $     2,301     $     1,717              $        640       $       2,974
                                       ===========     ===========              ============       =============

For measurement purposes, an 8% annual rate of increase of covered health care benefits was assumed for 1996. The rate was assumed to decline gradually to 5% by 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by one percentage point the accumulated postretirement benefit obligation would increase by $2,670 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $282.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1996, 7.5% in 1995 and 8.5% in 1994.

11. Contingent Liabilities

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims will not have a material effect on the financial position, and results of operations or liquidity of the Company.

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and, the release of hazardous substances, pollutants and contaminants into the environment. In addition, in some circumstances, the Company is responsible for the environmental condition of the property prior to transfer or sale to the Company. The Company is involved in various environmental remediation activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters and does not anticipate recoveries from other potentially responsible third parties.

Amounts have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1996, approximately $2 million for estimated environmental remediation costs was accrued of which $938 relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its

                                RBX CORPORATION

11. Contingent Liabilities (Continued)

ongoing results of operations. However, such costs could be material to results of operations in a future period.

12. Commitments

The Company is obligated under lease agreements, principally relating to the rental of warehouse facilities and transportation equipment. Future minimum rental payments required under operating leases for the years ended December 31, are as follows:

                                  1997          $   2,332
                                  1998              1,832
                                  1999              1,633
                                  2000                946
                                  2001                806
                                  Thereafter           93


Rental expense for all operating leases was approximately $1,477 for the year ended December 31, 1994, $2,098 and $549 for the nine and one-half months ended October 16, 1995, and the two and one-half months ended December 31, 1995, respectively, and $2,826 for the year ended December 31, 1996.

13. Unusual Item

The Predecessor agreed to settle for $620 a claim by a prior owner over responsibility for insurance claims for incidents occurring prior to the date of the purchase of the Predecessor in 1990.

14. Related-Party Transactions

The majority owner of the Predecessor provided Management consulting services to the Predecessor for Management fees of $250 and $418 for the year ended December 31, 1994, and the nine and one-half months ended October 16, 1995, respectively, plus reimbursement for out-of-pocket expenses. The Predecessor also paid its majority owner $1.25 million for investment banking services related to two acquisitions in 1994. A former owner of the Predecessor provided management consulting services for a fee of $125 in 1994.

The Company receives substantial ongoing financial and management services from American Industrial Partners (AIP), an affiliate of the majority owners of the Company's stockholder. Management and consulting fees to AIP were $180 and $850 for the two and one-half month period and the year ended December 31, 1995 and 1996, respectively, plus reimbursement for out-of-pocket expenses. In 1995, the Company paid a fee of $2,000 to AIP and reimbursed out-of-pocket expenses for investment banking services provided by AIP in connection with the Acquisition. Additionally, in 1996, the Company paid a fee of $400 to AIP and reimbursed out-of-pocket expenses for investment banking services provided by AIP in connection with the Ensolite Acquisition.

The Company paid a member of the Board of Directors a fee of $150 in 1996.

15.  Fourth-Quarter Adjustments

Beginning in the last half of 1995 and continuing into 1996, the Bedford, Virginia operations of Rubatex Corporation experienced decreased sales and operating profits as the result of quality and service problems at the plant. Although the Company has undertaken a number of manufacturing and service improvement initiatives, it is presently anticipated that the cash flows generated by the Bedford operations will be lower

                                RBX CORPORATION

15. Fourth-Quarter Adjustments (Continued)

than expected at the time of the Acquisition. In connection with the decline in profitability and the resulting decrease in undiscounted expected future cash flows, management reassessed the carrying value of the long-lived assets related to the Bedford operations and determined that there was an impairment; accordingly, a loss on impairment of $26,498 was recorded in the fourth quarter of 1996 based on the excess of the carrying value of the Bedford long-lived assets over its discounted expected future cash flows. The loss on impairment of long-lived assets is comprised of the following:


                Goodwill                                $  18,760
                Customer lists                              6,898
                Workforce                                     774
                Property, plant and equipment                  66
                                                        ---------
                                                        $  26,498
                                                        =========


The Company also recorded additional fourth-quarter charges of $8.7 million in the aggregate. Such charges include $4.9 million related to a reassessment of inventory carrying values in light of: (i) low inventory turnover; (ii) the costs carried in inventory related to the higher manufacturing cost structures in place prior to full implementation of cost reductions; and (iii) how inventory levels are being maintained to service various markets. The remaining charges are composed of $2.5 million for liabilities incurred in connection with severance and certain other personnel related costs, $0.8 million related to the reassessment of the future value of on-going capital projects and $0.5 million for other items.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Payments for interest and income taxes are as follows:

                         Prodecessor                         Company
             -----------------------------      --------------------------------
                 Year         9-1/2 Months      2-1/2 Months           Year
                 Ended           Ended              Ended              Ended
             Dec. 31, 1994   Oct. 16, 1995      Dec. 31, 1995      Dec. 31, 1996
             -------------   -------------      --------------     -------------
Interest       $ 3,194         $ 6,686             $  192            $ 18,138
Income taxes     1,466           3,189                149                 875


In connection with the Acquisition, RBX Group made a capital contribution to the Company of $43,895, of which $3,895 was noncash, and in connection with the Ensolite Acquisition, RBX Group made a capital contribution to the Company of $15,000, of which $5,000 was noncash.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RBX CORPORATION

                              By:   /s/ Thomas F. Lemker
                                    -------------------------------------------
                              Name:      Thomas F. Lemker
                              Title:     Vice President, Chief Financial Officer
                                         and Treasurer
                              Date:      March  26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Frank H. Roland          March 26, 1997     President and Chief Executive Officer
---------------------------                    (Principal Executive Officer) and Director
Frank H. Roland

/s/ Thomas F. Lemker         March 26, 1997     Chief Financial Officer (Principal Financial
---------------------------                     Officer and Principal Accounting Officer)
Thomas F. Lemker

/s/ Tom H. Barrett           March 26, 1997     Chairman of the Board and Director
---------------------------
Tom H. Barrett

/s/ W. Richard Bingham       March 26, 1997     Director
---------------------------
W. Richard Bingham

/s/ Theodore C. Rogers       March 26, 1997     Director
---------------------------
Theodore C. Rogers

/s/ Lawrence W. Ward, Jr.    March 26, 1997     Director
---------------------------
Lawrence W. Ward, Jr.

/s/ Robert J. Klein          March 26, 1997     Director
---------------------------
Robert J. Klein

/s/ Steven W. Schaefer       March 26, 1997     Director
---------------------------
Steven W. Schaefer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

     The registrant has not sent an annual report or proxy material to its security holders.