Form 10-Q
period 1997-03-31
RBX CORP
filed 1997-05-13
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                      OR

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                     For the transition period          to

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

                             5221 ValleyPark Drive
                            Roanoke, Virginia 24019
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (540) 561 - 6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES   X          NO
                               ------          ------

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of March 31, 1997 was 1,000.

                                RBX CORPORATION


                                     Index
                                     -----
                                                                 Page
                                                                 ----
PART I............................................................1
     ITEM 1.  Financial Statements (unaudited)....................1
     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................6

PART II...........................................................9
     ITEM 6.  Exhibits and Reports on Form 8-K....................9

                                    PART I
ITEM 1.     Financial Statements

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS

                                                                                              December 31,     March 31,
                                                                                                  1996            1997
                                                                                              ------------    ------------
Cash and cash equivalents...............................................................      $     3,293     $         -
Accounts receivable, less allowance for doubtful accounts of
  $1,337 and $1,318, respectively.......................................................           33,740          41,008
Inventories.............................................................................           38,635          39,401
Deferred income taxes...................................................................            1,112           1,112
Prepaid and other current assets........................................................            2,130           1,903
                                                                                              -----------     -----------

    Total current assets................................................................           78,910          83,424

Property, plant and equipment, net......................................................           91,068          93,733
Deferred income taxes, non-current......................................................           11,096          11,353
Intangibles and other assets,  net......................................................           99,626          99,295
                                                                                              -----------     -----------

    Total assets........................................................................          280,700         287,805
                                                                                              ===========     ===========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable........................................................................           12,867          16,810
Accrued liabilities.....................................................................           17,342          19,872
Current portion of postretirement benefit obligation....................................            2,302           2,302
Current portion of long-term debt.......................................................            1,728           3,697
                                                                                              -----------     -----------

    Total current liabilities...........................................................           34,239          42,681

Long-term debt..........................................................................          183,164         182,607
Postretirement benefit obligation.......................................................           32,032          32,214
Pension benefit obligation..............................................................            9,228           9,228
Other liabilities.......................................................................            1,724           1,704

Commitments and contingencies...........................................................                -               -

Stockholder's equity:
  Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding........                -               -
  Additional paid-in-capital............................................................           58,690          58,690
  Accumulated deficit...................................................................          (38,377)        (39,319)
                                                                                              -----------      ----------

    Total stockholder's equity..........................................................           20,313          19,371
                                                                                              -----------      ----------

    Total liabilities and stockholder's equity..........................................      $   280,700     $   287,805
                                                                                              ===========     ===========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                                     3 Months    3 Months
                                                                                       Ended      Ended
                                                                                     March 31,   March 31,
                                                                                       1996        1997
                                                                                     ---------   ---------
Net sales...........................................................................  $ 67,986    $ 71,822
Cost of goods sold..................................................................    57,970      59,837
                                                                                      --------    --------

Gross profit........................................................................    10,016      11,985

Selling, general and administrative costs...........................................     6,997       7,213
Management  fees....................................................................       252         251
Amortization of goodwill and other intangibles......................................       881         830
Other income........................................................................        (6)          -
                                                                                      --------    --------

Operating income....................................................................     1,892       3,691
Interest expense, including amortization of deferred financing fees.................     4,522       4,834
                                                                                      --------    --------

Loss before income taxes............................................................    (2,630)     (1,143)
Income tax benefit..................................................................      (574)       (201)
                                                                                      --------    --------

Net loss............................................................................  $ (2,056)   $   (942)
                                                                                      ========    ========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  3 Months   3 Months
                                                                                    Ended      Ended
                                                                                   March 31,  March 31,
                                                                                     1996       1997
                                                                                   --------- ----------
Operating activities:
Net loss.......................................................................     $(2,056)   $  (942)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Depreciation................................................................       1,757      2,073
   Amortization................................................................       1,101      1,057
   Provision for deferred income taxes.........................................        (820)      (257)
   Gain on disposal of equipment...............................................          (6)         -
   Changes in assets and liabilities net of effect of business acquisition:
     Increase in accounts receivable...........................................      (4,082)    (7,268)
     Increase in inventories...................................................      (1,740)      (766)
     (Increase) decrease in prepaid and other current assets...................        (647)       227
     Increase in other assets..................................................           -       (320)
     Increase  in accounts payable.............................................       1,974      3,943
     Increase  in accrued liabilities..........................................       2,851      3,351
     Increase in other liabilities.............................................         792        162
                                                                                    -------    -------

Net cash provided by (used in) operating activities............................        (876)     1,260

Investing activities:
Capital expenditures...........................................................      (1,140)    (5,144)
Acquisitions, net of cash acquired.............................................           -       (821)
Proceeds from disposals of property, plant and equipment.......................           6          -
                                                                                    -------    -------

Net cash used in investing activities..........................................      (1,134)    (5,965)

Financing activities:
Proceeds from borrowings.......................................................           -      5,000
Payments of financing fees.....................................................        (181)         -
Principal payments on long-term debt...........................................         (94)    (3,588)
                                                                                    -------    -------

Net cash provided by (used in) financing activities............................        (275)     1,412

Net decrease in cash and cash equivalents......................................      (2,285)    (3,293)
Cash and cash equivalents:
   Beginning of period.........................................................       5,823      3,293
                                                                                    -------    -------

   End of period...............................................................     $ 3,538    $     -
                                                                                    =======    =======

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except as otherwise noted)



1. Significant Accounting Policies

Basis of Presentation

The December 31, 1996, condensed balance sheet data is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements are unaudited. In management's opinion, the financial statements of RBX Corporation and subsidiaries (the "Company") reflect all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

2. Acquisitions

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division ("Ensolite") of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $25.6 million plus direct costs of approximately $2.3 million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of an additional Tranche B Term Loan of $10.0 million and an equity contribution by RBX Group of $15.0 million. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

3. Inventories

Components of inventory are as follows:

                                   December 31,      March 31,
                                       1996            1997
                                   ------------      ---------
     Raw materials                    $12,935         $15,039
     Work-in-process                    3,959           3,790
     Finished goods                    21,741          20,572
                                      -------         -------
                                      $38,635         $39,401
                                      =======         =======

4. Income Taxes

The Company's effective income tax rate was 21.8% and 17.6% for the first quarters of 1996 and 1997, respectively.

                                RBX CORPORATION

5. Long-Term Debt

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the 11 1/4% Senior Subordinated Notes (the "Senior Subordinated Notes") and the indebtedness under the Company's credit agreement, dated October 16, 1995, as amended (the "Credit Agreement") on a full, unconditional, and joint and several basis. Indebtedness under the Credit Agreement is also collateralized by substantially all of the Company's assets. Separate financial statements of the guarantor subsidiaries have not been presented as management has determined that such separate financial statements would not be material to an investor.

The terms of the Credit Agreement and the Senior Subordinated Notes place restrictions on the Company's ability to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions and repurchase equity interests or subordinated indebtedness. The Company's Credit Agreement also contains financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. During 1996, the Company entered into amendments to the Credit Agreement which modified certain of these covenants to provide the Company with greater flexibility and provide for the Ensolite Acquisition. The Company was in compliance with all terms of the Credit Agreement and the Senior Subordinated Notes at December 31, 1996 and March 31, 1997.

As of March 31, 1997, the Company had available unused borrowing capacity of $18.8 million under the revolving credit facility.

6. Contingent Liabilities

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

Reserves have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, the Company acquired Ensolite on June 10, 1996. The Ensolite Acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the Company reflect the operations of Ensolite subsequent to the date of its acquisition.

Basis of Presentation

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense, operating income and net income in millions of dollars and as a percentage of net sales.

                                               Three months ended March 31,
                                     -----------------------------------------
                                            1996                   1997
                                     ------------------     ------------------
Net Sales                            $68.0       100.0%     $71.8       100.0%
Cost of goods sold                    58.0        85.3       59.8        83.3
Gross profit                          10.0        14.7       12.0        16.7
SG&A (including management fees)       7.2        10.6        7.5        10.4
Operating income                       1.9         2.8        3.7         5.2
Net loss                              (2.1)       (3.1)      (0.9)       (1.3)


Results of Operations

     Net Sales. Net sales increased to $71.8 million for the three months ended March 31, 1997, from $68.0 million for the comparable period in 1996, an increase of $3.8 million or 5.6%. Ensolite added $4.3 million in the first quarter of 1997. Excluding Ensolite, net sales decreased by $0.5 million or 0.7%. Net sales for the Company's foam products operations (the "Foam Group") increased to $53.1 million for the three months ended March 31, 1997, from $48.4 million for the comparable period in 1996, an increase of $4.7 million or 9.7%. Excluding Ensolite from the Foam Group's net sales, there was an increase of $0.4 million or 0.8%. The relatively flat level of sales for the Foam Group was the net result of strong increases in sales of 14.3% and 8.8% at two operations, OleTex and Groendyk, respectively, offset by a decrease in sales at one operation, Universal Polymer & Rubber. Universal Polymer & Rubber sales were down in the first three months of 1997 primarily for two reasons: (i) sales of pipe and other gaskets were down due to a shift in the timing of some major sales, and (ii) production problems associated with the relocation of certain products from the Company's Dawsonville, Georgia plant to the Middlefield, Ohio plant which caused delays in shipping and lost sales. Sales at the Rubatex operations, excluding Ensolite, rose 0.3% in the first quarter of 1997 compared to the first quarter of 1996. The increase in sales at the OleTex and Groendyk operations are the result of broad based strength in their markets.

Sales of the Company's custom rubber mixing operations (the "Mixing Group") decreased to $20.9 million in the first three months of 1997 from $21.8 million in the first three months of 1996, a decrease of $0.9 million or 4.1%. The decrease is the result of a reduction in business from peak shavers (customers with their own mixing capacity who utilize outside mixers during periods of high demand and bring all work in-house during periods of low demand), and lower demand for reprocessed synthetic material produced at the Hoover-Hanes operation.

     Gross Profit. Gross profit increased to $12.0 million in the first quarter of 1997 from $10.0 million in the first quarter of 1996, an increase of $2.0 million or 20.0%. As a percentage of net sales, gross profit increased to 16.7% in the first quarter of 1997 from 14.7% in the first quarter of 1996. Excluding Ensolite, gross profit increased 9.0% over such periods, with OleTex, Groendyk, and Midwest realizing better than 10% increases in gross profit. Efforts to improve operations and reduce costs in the Bedford, Virginia operations of Rubatex resulted in a reduction of labor and overhead costs at the plant of 18.0% for the first quarter of 1997 compared to the first quarter of 1996.

     SG&A. SG&A was $7.5 million for the quarter ended March 31, 1997, an increase of $0.3 million from the first quarter of 1996. As a percentage of net sales, SG&A decreased to 10.4% for the first quarter of 1997 from 10.6% for the comparable period in 1996.

     Operating Income. Operating income increased to $3.7 million in the first quarter of 1997 from $1.9 million in the first quarter of 1996, an increase of $1.8 million or 94.7%. As a percentage of net sales, operating income increased to 5.2% in the first quarter of 1997 from 2.8% in the first quarter of 1996.

     Net Loss. The net loss for the first quarter of 1997 decreased to $0.9 million from a net loss of $2.1 million for the comparable period in 1996, an improvement of $1.2 million. This improvement was achieved despite an increase in interest expense of $0.3 million resulting from an increase in debt related to the Ensolite Acquisition and additional borrowings under the Credit Agreement.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Credit Agreement.

     Cash Flow From Operating Activities. Cash flow from operating activities improved to cash provided of $1.3 million for the three months ended March 31, 1997, from cash used of $0.9 million for the three months ended March 31, 1996. This improvement was achieved despite an increase in accounts receivable of $7.3 million during the quarter, primarily due to the higher sales level. Days sales outstanding in receivables improved to 51.3 days at the end of the quarter compared to 56.5 days at the same time last year.

     Cash Flows From Investing Activities. The Company's cash used in investing activities was $6.0 million in the three months ended March 31, 1997, compared to $1.1 million in the same period of 1996. Capital expenditures were $5.1 million for the first quarter of 1997 compared to $1.1 million for the first quarter of 1996. Expansion at Rubatex's Conover, North Carolina plant and relocation of the Ensolite operations from Indiana accounted for $3.7 million of the first quarter 1997 capital expenditures. An additional $0.8 million was paid in the first quarter of 1997 for costs related to the acquisition of Ensolite.

     Cash Flows From Financing Activities. Financing activities provided cash flows of $1.4 million in the first quarter of 1997. Proceeds from borrowings under the Credit Agreement of $5.0 million helped finance capital expenditures and available cash was used to repay $3.5 million in revolving loans under the Credit Agreement during the first quarter of 1997.

     The Company has a $30.0 million line of credit under the Credit Agreement, $2.2 million of which is used for an irrevocable standby letter of credit. As of March 31, 1997, borrowings from the line of credit were $9.0 million and unused borrowing capacity under the Credit Agreement was $18.8 million.

     EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees, increased to $7.0 million for the three months ended March 31, 1997, from $5.1 million for the comparable period in 1996, an increase of $1.9 million. EBITDA for the first quarter of 1997 represents the highest quarterly EBITDA achieved during the last five quarters.

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

The Company's Credit Agreement contains certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. As of March 31, 1997, the Company was in compliance with all of these covenants.


Disclosure Regarding Forward-Looking Statements

The information herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission.

                                    PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.  Item
-----------  ----

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

10.3 Amendment No. 2, dated as of April 15, 1996, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.**

10.4 Amendment No. 3, dated as of December 3, 1996, to the Credit Agreement among RBX Corporation, RBX Group, Inc., the Lenders and the Agent.***


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

10.6 Pledge Agreement, dated as of October 16, 1995, made by RBX Corporation in favor of the Agent.*

10.7 Form of Security Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.8 Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.9 Form of Subsidiaries' Guarantee, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.10 Agreement and Plan Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.11 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.12 Management Services Agreement, dated as of October 16, 1996, by and among RBX Group Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.13 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995.*

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

10.17   Employment Agreement between RBX Corporation and Frank H. Roland.*

10.18   Employment Agreement between RBX Corporation and Gerald J. Kirschke.*

10.19 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993.*

10.20   Pension Plan effective as of January 1, 1991.*

21.1    Subsidiaries of RBX Corporation.***

27.1    Financial Data Schedule.

__________________________
  *Incorporated by reference to Registration Statement on Form S-4, File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

  **Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996 and amended on August 20, 1996.

  ***Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 27, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                 (Registrant)



   Date: ________________    __________________________________
                                 THOMAS F. LEMKER
                                 VICE PRESIDENT, CHIEF FINANCIAL
                                 OFFICER & TREASURER