Form 10-Q
period 1997-06-30
RBX CORP
filed 1997-08-14
CIK 1010141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------ Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

The number of shares of Common Stock of RBX Corporation, $0.01 per share par Value, outstanding as of June 30, 1997 was 1,000.

                                RBX CORPORATION



                                     Index
                                     -----
                                                            Page
                                                            ----

PART I......................................................   1
   ITEM 1.  Financial Statements (unaudited)................   1
   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............  6

PART II...................................................... 10
   ITEM 6.  Exhibits and Reports on Form 8-K................. 10

                                    PART I
ITEM 1.     Financial Statements

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS

                                                                                 December 31,     June 30,
                                                                                    1996            1997
                                                                                 ------------    ------------
Cash and cash equivalents........................................................  $  3,293      $      -
Accounts receivable, less allowance for doubtful accounts of
 $1,337 and $1,379, respectively.................................................    33,740        40,103
Inventories......................................................................    38,635        39,056
Deferred income taxes............................................................     1,112         1,112
Prepaid and other current assets.................................................     2,130         1,607
                                                                                   --------       -------

  Total current assets...........................................................    78,910        81,878

Property, plant and equipment, net...............................................    91,068        96,833
Deferred income taxes, non-current...............................................    11,096        11,619
Intangibles and other assets,  net...............................................    99,626        98,412
                                                                                   --------      --------
  Total assets...................................................................   280,700       288,742
                                                                                   ========      ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.................................................................    12,867        17,543
Accrued liabilities..............................................................    17,342        17,488
Current portion of postretirement benefit obligation.............................     2,302         2,302
Current portion of long-term debt................................................     1,728         5,667
                                                                                   --------      --------

  Total current liabilities......................................................    34,239        43,000

Long-term debt...................................................................   183,164       184,051
Postretirement benefit obligation................................................    32,032        32,239
Pension benefit obligation.......................................................     9,228         9,682
Other liabilities................................................................     1,724         1,704
Commitments and contingencies....................................................         -             -

Stockholder's equity:
 Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding..         -             -
 Additional paid-in-capital......................................................    58,690        58,399
 Accumulated deficit.............................................................   (38,377)      (40,333)
                                                                                   --------      --------

  Total stockholder's equity.....................................................    20,313        18,066
                                                                                   --------      --------

  Total liabilities and stockholder's equity.....................................  $280,700      $288,742
                                                                                   ========      ========

See notes to condensed consolidated financial statements.

                                      RBX CORPORATION

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands)

                                                                 3 Months          3 Months              6 Months          6 Months
                                                                  Ended             Ended                  Ended             Ended
                                                                 June 30,          June 30,              June 30,          June 30,
                                                                   1996              1997                  1996              1997
                                                                 --------          --------              --------          --------
Net sales.....................................................   $70,552            $72,547              $138,538          $144,369
Cost of goods sold............................................    59,953             61,058               117,923           120,895
                                                                 -------            -------              --------          --------

Gross profit..................................................    10,599             11,489                20,615            23,474

Selling, general and administrative costs.....................     6,881              6,667                13,878            13,880
Management fees..............................................        249                252                   501               503
Amortization of goodwill and other intangibles................       920                830                 1,801             1,660
Other expense (income)........................................        (3)                31                    (9)               31
                                                                 -------            -------              --------          --------
Operating income..............................................     2,552              3,709                 4,444             7,400
Interest expense, including amortization of
  deferred financing fees.....................................     4,636              4,989                 9,158             9,823
                                                                 -------            -------              --------          --------
Loss before income taxes.....................................     (2,084)            (1,280)               (4,714)           (2,423)
Income tax benefit...........................................       (331)              (266)                 (905)             (467)
                                                                 -------            -------              --------           -------

Net loss.....................................................    $(1,753)           $(1,014)              $(3,809)          $(1,956)
                                                                 =======            =======               =======           =======

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              3 Months       3 Months       6 Months      6 Months
                                                               Ended          Ended          Ended         Ended
                                                              June 30,       June 30,       June 30,      June 30,
                                                               1996            1997           1996          1997
                                                             ---------      ---------      ----------     ---------
Operating activities:
Net loss..................................................   $  (1,753)     $  (1,014)     $ (3,809)      $ (1,956)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation..............................................      1,841          2,062         3,598          4,135
 Amortization..............................................      1,137          1,063         2,238          2,120
 Provision for deferred income taxes.......................       (638)          (266)       (1,458)          (523)
 Loss (gain) on disposal of equipment......................         (3)            31            (9)            31
 Increase (decrease) in cash from changes in assets and
     liabilities net of effect of business acquisition:
  Accounts receivable......................................       (242)           905        (4,324)        (6,363)
  Inventories..............................................      3,022            345         1,282           (421)
  Prepaid and other current assets.........................        (56)           296          (703)           523
  Other assets.............................................         --            320            --             --
  Accounts payable.........................................     (1,283)           733           691          4,676
  Accrued liabilities......................................     (2,242)        (2,744)          609            607
  Other liabilities........................................       (207)           479           585            641
                                                             ---------        -------      --------       --------

Net cash provided by (used in) operating activities........       (424)         2,210        (1,300)         3,470

Investing activities:
Capital expenditures.......................................     (1,437)        (5,209)       (2,577)       (10,353)
Acquisitions, net of cash acquired.........................    (20,538)          (140)      (20,538)          (961)
Proceeds from disposals of property, plant and equipment...          3             16             9             16
                                                             ---------       --------      --------       --------

Net cash used in investing activities......................    (21,972)        (5,333)      (23,106)       (11,298)

Financing activities:
Contributions to capital...................................     10,030             --        10,030             --
Dividends..................................................         --           (291)           --           (291)
Proceeds from borrowings...................................     19,500          5,500        19,500         10,500
Payments of financing fees.................................       (300)            --          (481)            --
Principal payments on long-term debt.......................     (8,086)        (2,086)       (8,180)        (5,674)
                                                             ---------      ---------      --------       --------

Net cash provided by financing activities..................     21,144          3,123        20,869          4,535

Net decrease in cash and cash equivalents..................     (1,252)            --        (3,537)        (3,293)
Cash and cash equivalents:
 Beginning of period.......................................      3,538             --         5,823          3,293
                                                             ---------      ---------      --------       --------

 End of period.............................................  $   2,286     $       --      $  2,286       $     --
                                                             =========     ==========      ========       ========
See notes to condensed consolidated financial statements.

                                RBX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except as otherwise noted)



1. Significant Accounting Policies

Basis of Presentation

The December 31, 1996, condensed balance sheet data is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim condensed financial statements are unaudited. In management's opinion, the financial statements of RBX Corporation and subsidiaries (the "Company") reflect all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation in accordance with generally accepted accounting principles for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

2. Acquisitions

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division ("Ensolite") of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $25.6 million plus direct costs of approximately $2.5 million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of an additional Tranche B Term Loan of $10.0 million and an equity contribution by RBX Group of $15.0 million. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

3. Inventories

Components of inventory are as follows:


                                                 December 31,     June 30,
                                                    1996            1997
                                                 ------------     ---------
     Raw materials                                 $ 12,935        $16,553
     Work-in-progress                                 3,959          3,206
     Finished goods                                  21,741         19,297
                                                 ------------     ---------
                                                   $ 38,635        $39,056
                                                 ============     =========

                                RBX CORPORATION

4. Long-Term Debt

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

The terms of the Credit Agreement and the Senior Subordinated Notes place restrictions on the Company's ability to incur additional indebtedness and issue preferred stock, incur liens, pay dividends or make other distributions and repurchase equity interests or subordinated indebtedness. The Company's Credit Agreement also contains financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. During 1996, the Company entered into amendments to the Credit Agreement which modified certain of these covenants to provide the Company with greater flexibility and provide for the Ensolite Acquisition. Certain of these covenants become more restrictive for the quarter ending September 30, 1997. Management believes that the Company will maintain its compliance with all of these covenants in the foreseeable future; however, managements expected compliance with future covenant requirements may be impacted by the timing and success of the Company's improvement initiatives at Bedford and Conover. The Company was in compliance with all terms of the Credit Agreement and the Senior Subordinated Notes at December 31, 1996 and June 30, 1997.

As of June 30, 1997, the Company had available unused borrowing capacity of $15.3 million under the revolving credit facility.

5. Contingent Liabilities

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, the Company acquired Ensolite on June 10, 1996. The Ensolite Acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the Company reflect the operations of Ensolite subsequent to the date of its acquisition.

The following table sets forth, for the periods shown, net sales, cost of goods sold, gross profit, selling, general and administrative expense, operating income and net loss in millions of dollars and as a percentage of net sales.

                       Three Months Ended June 30,        Six Months Ended June 30,
                          1996             1997             1996             1997
                      -------------   --------------   --------------   --------------
Net sales             $70.6  100.0%   $ 72.5  100.0%   $138.5  100.0%   $144.4  100.0%
Cost of goods sold     60.0   85.0      61.0   84.1     117.9   85.1     120.9   83.7
Gross profit           10.6   15.0      11.5   15.9      20.6   14.9      23.5   16.3
SG&A*                   7.1   10.1       6.9    9.5      14.4   10.4      14.4   10.0
Operating income        2.6    3.7       3.7    5.1       4.4    3.2       7.4    5.1
Net loss               (1.8)  (2.5)     (1.0)  (1.4)     (3.8)  (2.7)     (2.0)  (1.4)

* includes management fees

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. Net sales increased to $72.5 million for the three months ended June 30, 1997, from $70.6 million for the comparable period in 1996, an increase of $1.9 million or 2.7%. Net sales on a comparable basis, excluding Ensolite, decreased by $1.1 million or 1.6%.

Net sales for the Company's foam product operations (the "Foam Group") increased to $54.3 million for the three months ended June 30, 1997, from $52.8 million for the comparable period in 1996, an increase of $1.5 million or 2.8%. Excluding Ensolite from the Foam Group's net sales, there was a decrease of $1.5 million or 2.9%. Sales in the second quarter of 1997 at Rubatex, Groendyk, and OleTex increased by 5.6%, 6.0%, and 1.6%, respectively, over the comparable period in 1996. Decreases in sales were experienced at Rubatex's Conover operations and at Universal Polymer & Rubber ("Universal"). The decrease at Conover resulted from start-up difficulties associated with the production of Ensolite materials. Universal's sales were down due to softer markets for certain products as well as problems associated with the relocation of production from the Company's Dawsonville, Georgia plant to the Middlefield, Ohio plant which caused delays in shipping and lost sales. Sales at the Company's custom rubber mixing operations (the "Mixing Group") increased to $20.8 million in the second quarter of 1997 from $19.6 million in the second quarter of 1996, an increase of $1.2 million or 6.1%.

     Gross Profit. Gross profit increased to $11.5 million in the second quarter of 1997 from $10.6 million in the second quarter of 1996, an increase of $0.9 million or 8.5%. As a percentage of net sales, gross profit increased to 15.9% in the second quarter of 1997 from 15.0% in the second quarter of 1996. Excluding Ensolite, gross profit increased 6.8% over such periods, with Groendyk, Midwest, and Hoover-Hanes realizing better than 10% increases in gross profit. Efforts to improve operations and reduce costs in the Bedford, Virginia operations of Rubatex resulted in significant improvements in gross profit at Bedford for the second quarter of 1997 compared to the second quarter of 1996. Overall,gross profit was negatively impacted by start-up difficulties associated with the production of Ensolite materials.

     SG&A. SG&A was $6.9 million for the quarter ended June 30, 1997, a decrease of $0.2 million from the second quarter of 1996. As a percentage of net sales, SG&A decreased to 9.5% for the second quarter of 1997 from 10.1% for the comparable period in 1996.

     Operating Income. Operating income increased to $3.7 million in the second quarter of 1997 from $2.6 million in the second quarter of 1996, an increase of $1.1 million. As a percentage of net sales, operating income increased to 5.1% in the second quarter of 1997 from 3.7% in the second quarter of 1996.

     Net Loss. The net loss for the second quarter of 1997 decreased to $1.0 million from a net loss of $1.8 million for the comparable period in 1996, an improvement of $0.8 million. This improvement was achieved despite an increase in interest expense of $0.4 million resulting from an increase in debt related to the Ensolite Acquisition and additional borrowings under the Credit Agreement.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales. Net sales increased to $144.4 million for the six months ended June 30, 1997, from $138.5 million for the comparable period in 1996, an increase of $5.9 million or 4.3%. Excluding Ensolite, net sales decreased by $1.4 million or 1.0%. Net sales for the Foam Group increased to $107.5 million for the six months ended June 30, 1997 from $101.1 million for the comparable period in 1996, an increase of $6.4 million or 6.3%. Excluding Ensolite from the Foam Group's net sales, there was a decrease of $0.9 million or 0.9%. Sales at Rubatex's Bedford operations improved, with OleTex and Groendyk both increasing sales by 7.6%. Decreases in sales at Rubatex's Conover operations and at Universal also impacted the first half of 1997. The decrease at Conover resulted from start-up difficulties associated with the production of Ensolite materials. Universal's sales were down due to softer markets for certain products as well as problems associated with the relocation of production from the Company's Dawsonville, Georgia plant to the Middlefield, Ohio plant which caused delays in shipping and lost sales. Sales at the Mixing Group increased to $41.7 million in the first half of 1997 from $41.4 million in the first half of 1996, an increase of $0.3 million or 0.7%.

     Gross Profit. Gross profit increased to $23.5 million in the first half of 1997 from $20.6 million over the comparable period in 1996, an increase of $2.9 million or 14.1%. As a percentage of net sales, gross profit increased to 16.3% in the first half of 1997 from 14.9% in the first half of 1996. Excluding Ensolite, gross profit increased 7.9% over such periods. Gross profit at Groendyk improved moderately and the Mixing Group experienced a 17.1% improvement in gross profit during the first half of 1997. Efforts to improve operations and reduce costs in the Bedford, Virginia operations of Rubatex resulted in a 17.6% increase in gross profit at Bedford for the six months ended June 30, 1997 compared to the same period in the prior year. Overall, gross profit was negatively impacted by the aforementioned start-up difficulties associated with Ensolite and relocation of production at Universal.

     SG&A. SG&A was unchanged at $14.4 million for the six months ended June 30, 1997, compared to the six months ended June 30, 1996; however, as a percentage of net sales, SG&A decreased to 10.0% for the first half of 1997 from 10.4% for the comparable period in 1996.

     Operating Income. Operating income increased to $7.4 million in the first half of 1997 from $4.4 million in the first half of 1996, an increase of $3.0 million. As a percentage of net sales, operating income increased to 5.1% in the first half of 1997 from 3.2% in the first half of 1996.

     Net Loss. The net loss for the six months ended June 30, 1997 decreased to $2.0 million from a net loss of $3.8 million for the comparable period in 1996, an improvement of $1.8 million. This improvement was achieved despite an increase in interest expense of $0.7 million resulting from an increase in debt related to the Ensolite Acquisition and additional borrowings under the Credit Agreement.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations, supplemented by borrowings under the Credit Agreement.

     Cash Flow From Operating Activities. Cash flow from operating activities improved to cash provided of $2.2 million for the three months ended June 30, 1997, from cash used of $0.4 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, cash flow from operating activities improved to cash provided of $3.5 million from cash used of $1.3 million for the six months ended June 30, 1996. Days sales outstanding in receivables improved to 50.3 days at the end of the quarter compared to 55.0 days at the same time last year.

     Cash Flows From Investing Activities. The Company's cash used in investing activities was $5.3 million in the three months ended June 30, 1997, compared to $22.0 million in the same period of 1996 which included the effect of the Ensolite Acquisition. For the six months ended June 30, 1997, investing activities required cash of $11.3 million in comparison to $23.1 million in the prior period. Capital expenditures were $5.2 million for the second quarter of 1997 compared to $1.4 million for the second quarter of 1996. For the six months ended June 30, 1997, capital expenditures were $10.4 million compared to $2.6 million for the comparable period in the prior year.

     Cash Flows From Financing Activities. Financing activities provided cash flows of $3.1 million in the second quarter of 1997. Proceeds from borrowings under the Credit Agreement of $5.5 million funded capital expenditures and short term operating requirements; available cash was used to repay $2.1 million in revolving loans under the Credit Agreement during the second quarter of 1997.

     The Company has a $30.0 million line of credit under the Credit Agreement, $2.2 million of which is used for an irrevocable standby letter of credit. As of June 30, 1997, borrowings from the line of credit were $12.5 million and unused borrowing capacity under the Credit Agreement was $15.3 million.


     EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees, increased to $6.9 million for the three months ended June 30, 1997, from $5.8 million for the comparable period in 1996, an increase of $1.1 million. For the six months ended June 30, 1997, EBITDA, prior to subordinated management fees, increased to $13.9 million from $10.8 million, an increase of $3.1 million.

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

The Company's Credit Agreement contains certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. Certain of these covenants become more restrictive for the quarter ending September 30, 1997. Management believes that the Company will maintain its compliance with all of these covenants in the foreseeable future; however, management's expected compliance with future covenant requirements may be impacted by the timing and success of the Company's improvement initiatives at Bedford and Conover. As of June 30, 1997, the Company was in compliance with all of these covenants.

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


New Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement becomes effective for the Company in 1998.

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about its reportable operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement becomes effective for the Company in 1998.

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.   Item
-----------   ------------------------------------------------------------------

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

10.6 Pledge Agreement, dated as of October 16, 1995, made by RBX Corporation in favor of the Agent.*

10.7 Form of Security Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.8 Form of Pledge Agreement, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.9 Form of Subsidiaries' Guarantee, dated as of October 16, 1995, made by each Subsidiary Guarantor in favor of the Agent.*

10.10 Agreement and Plan Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.11 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.12 Management Services Agreement, dated as of October 16, 1995, by and among RBX Group Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.13 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995.*

10.15   Employment Agreement between RBX Corporation and John D. Fisher.*

10.17   Employment Agreement between RBX Corporation and Frank H. Roland.*

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

  ***Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 27, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                  (Registrant)



   Date: ________________        __________________________________
                                     FRANK H. ROLAND
                                     PRESIDENT, CHIEF EXECUTIVE
                                     OFFICER & DIRECTOR