Form 10-Q
period 1997-09-30
RBX CORP
filed 1997-11-14
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
                             Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                      OR

 ______  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                     For the transition period          to

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

                            YES   X          NO
                                -----           -----

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of September 30, 1997 was 1,000.

                                RBX CORPORATION




                                     Index
                                     -----

                                                                           Page
                                                                           ----
PART I...................................................................     1
   ITEM 1.  Financial Statements (unaudited).............................     1
   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     7

PART II..................................................................    11
   ITEM 6.  Exhibits and Reports on Form 8-K.............................    11

                                    PART I

ITEM 1.  Financial Statements

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS

                                                                                          December 31,     September 30,
                                                                                             1996              1997
                                                                                          ------------     -------------
Cash and cash equivalents..............................................................     $  3,293          $       -
Accounts receivable, less allowance for doubtful accounts of
   $1,337 and $1,414, respectively.....................................................       33,740             39,289
Inventories............................................................................       38,635             40,170
Deferred income taxes..................................................................        1,112              1,112
Prepaid and other current assets.......................................................        2,130              1,821
                                                                                            --------           --------

   Total current assets................................................................       78,910             82,392

Property, plant and equipment, net.....................................................       91,068             97,964
Deferred income taxes, non-current.....................................................       11,096             11,919
Intangible and other assets, net.......................................................       99,626             97,643
                                                                                            --------           --------

   Total assets........................................................................      280,700            289,918
                                                                                            ========           ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.......................................................................       12,867             24,907
Accrued liabilities....................................................................       17,342             19,465
Current portion of postretirement benefit obligation...................................        2,302              2,302
Current portion of long-term debt......................................................        1,728              7,631
                                                                                            --------           --------

   Total current liabilities...........................................................       34,239             54,305

Long-term debt.........................................................................      183,164            174,495
Postretirement benefit obligation......................................................       32,032             32,656
Pension benefit obligation.............................................................        9,228              9,690
Other liabilities......................................................................        1,724              1,704

Commitments and contingencies..........................................................            -                  -

Stockholder's equity:
   Comment stock, $0.01 par value, 1,000 shares authorized, issued and outstanding.....            -                  -
   Additional paid-in-capital..........................................................       58,690             58,399
   Accumulated deficit.................................................................      (38,377)           (41,331)
                                                                                            --------           --------

      Total stockholder's equity.......................................................       20,313             17,068
                                                                                            --------           --------

      Total liabilities and stockholder's equity.......................................     $280,700           $289,918
                                                                                            ========           ========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                        3 Months        3 Months        9 Months       9 Months
                                                                          Ended           Ended           Ended          Ended
                                                                       September 30,   September 30,   September 30,  September 30,
                                                                           1996           1997             1996          1997
                                                                       -------------   -------------   -------------  -------------
Net sales............................................................     $71,087         $68,877         $209,625       $213,246
Cost of goods sold...................................................      59,742          57,248          177,665        178,143
                                                                          -------         -------         --------       --------

Gross profit.........................................................      11,345          11,629           31,960         35,103

Selling, general and administrative costs............................       6,757           6,748           20,635         20,628
Management fees......................................................         229             252              730            755
Amortization of goodwill and other intangibles.......................         990             842            2,791          2,502
Other expense (income)...............................................         (18)             64              (27)            95
                                                                          -------         -------          -------        -------

Operating income.....................................................       3,387           3,723            7,831         11,123
Interest expense, including amortization of deferred financing fees..       4,739           5,021           13,897         14,844
                                                                          -------         -------          -------        -------

Loss before income taxes.............................................      (1,352)         (1,298)          (6,066)        (3,721)
Income tax expense (benefit).........................................          79            (300)            (826)          (767)
                                                                          -------         -------          -------        -------

Net loss.............................................................     $(1,431)        $  (998)         $(5,240)       $(2,954)
                                                                          =======         =======          =======        =======

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                3 Months       3 Months       9 Months      9 Months
                                                                  Ended          Ended          Ended         Ended
                                                              September 30,  September 30,  September 30, September 30,
                                                                  1996           1997           1996          1997
                                                              -------------  -------------  ------------- -------------
Operating activities:
Net loss.....................................................   $(1,431)       $  (998)     $ (5,240)     $ (2,954)
Adjustments reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation...............................................     1,969          2,035         5,567         6,170
  Amortization...............................................     1,217          1,075         3,455         3,195
  Provision for deferred income taxes........................       679           (300)         (779)         (823)
  Loss (gain) on disposal of equipment.......................       (18)            64           (27)           95
  Increase (decrease) in cash from changes in assets
      and liabilities net of effect of business acquisition:
    Accounts receivable......................................     3,360            814          (964)       (5,549)
    Inventories..............................................       343         (1,114)        1,625        (1,535)
    Prepaid and other current assets.........................      (644)          (214)       (1,347)          309
    Other assets.............................................       (66)            50          (165)           50
    Accounts payable.........................................       535          7,364         1,226        12,040
    Accrued liabilities......................................     3,481          1,679         3,758         2,286
    Other liabilities........................................      (520)           425           496         1,066
                                                                -------        -------      --------      --------
Net cash provided by operating activities....................     8,905         10,880         7,605        14,350

Investing activities:
Capital expenditures.........................................    (3,020)        (3,280)       (5,596)      (13,633)
Acquisitions, net of cash acquired...........................      (699)           (58)      (21,237)       (1,019)
Proceeds from disposals of property, plant and equipment.....        31             50            40            66
                                                                -------        -------      --------      --------
Net cash used in investing activities........................    (3,688)        (3,288)      (26,793)      (14,586)

Financing activities:
Contribution to capital......................................        --             --        10,030            --
Dividends....................................................        --             --            --          (291)
Proceeds from borrowings.....................................        --          1,000        19,500        11,500
Principal payments on long-term debt.........................    (5,583)        (8,592)      (13,764)      (14,266)
Payments of financing fees...................................       (62)            --          (543)           --
                                                                -------        -------      --------      --------
Net cash provided by (used in) financing activities..........    (5,645)        (7,592)       15,223        (3,057)

Net decrease in cash and cash equivalents....................      (428)            --        (3,965)       (3,293)
Cash and cash equivalents:
  Beginning of period........................................     2,286             --         5,823         3,293
                                                                -------        -------      --------      --------
  End of Period..............................................   $ 1,858        $    --      $   1858      $     --
                                                                =======        =======      ========      ========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except as otherwise noted)




1. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of RBX Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Rubatex Corporation, OleTex, Inc., Grocndyk Mfg Co., Inc., Universal Polymer & Rubber, Inc., Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located primarily in the southeastern United States.

The interim financial data as of and for the three months and nine months ended September 30, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as well as the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

2. Acquisitions

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite/R/ division ("Ensolite") of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $26.0 million plus direct costs of approximately $2.5 million ("Ensolite Acquisition"). Ensolite is a manufacturer of certain types of closed-cell foam. The Company obtained the funds necessary to consummate this transaction from the proceeds of an additional Tranche B Term Loan of $10.0 million, an equity contribution by RBX Group of $15.0 million and $3.5 million from internally generated sources. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal, bearing interest at 11.75% per annum.

3. Inventories

Components of inventory are as follows:

                                             December 31,    September 30,
                                                 1996            1997
                                             ------------    -------------
          Raw materials                        $12,935          $16,515
          Work-in-process                        3,959            3,535
          Finished goods                        21,741           20,120
                                             ------------    -------------
                                               $38,635          $40,170
                                             ============    =============

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

The terms of the Credit Agreement and the Senior Subordinated Notes place restrictions on the Company's ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make other distributions, and repurchase equity interests or subordinated indebtedness. The Company's Credit Agreement also contains financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. During 1996, the Company entered into amendments to the Credit Agreement which modified certain of these covenants to allow greater flexibility and provide for the Ensolite Acquisition. The Company was in compliance with all terms of the Credit Agreement and the Senior Subordinated Notes at December 31, 1996 and September 30, 1997. However, due to more restrictive covenant requirements in future quarters and based on the levels of EBITDA generated from current operations, it is probable that the Company will fail to satisfy its covenant requirements at December 31, 1997. The Company is negotiating with its present lenders to obtain relief from future covenant restrictions, and is evaluating alternative financing arrangements. There can be no assurance that any such amendment or refinancing will be successful or, if entered into, what the related terms and conditions would be.

As of September 30, 1997, the Company had available unused borrowing capacity of $22.8 million under the revolving credit facility.

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

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous substances, pollutants and contaminants into the environment. In addition, the Company is responsible for the environmental clean-up of certain property for contamination which occurred prior to the Company's ownership. The Company is involved in various environmental remediation activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters.

Reserves have been recorded which, in management's estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the

                                RBX CORPORATION

5. Contingent Liabilities, continued

identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of RBX Corporation and subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, the Company acquired Ensolite on June 10, 1996. The Ensolite Acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the Company reflect the operations of Ensolite subsequent to the date of its acquisition.

Results of Operations

Net Sales

Net sales decreased to $68.9 million for the three months ended September 30, 1997 compared to $71.1 million for the same period in 1996, a decrease of $2.2 million or 3.1%. Net sales increased to $213.2 million for the nine months ended September 30, 1997 from $209.6 million for the comparable period in 1996, an increase of $3.6 million or 1.7%.

Net sales for the Company's foam product operations (the "Foam Group") decreased to $50.7 million for the quarter ended September 30, 1997 from $53.4 million for the same period in 1996, a decrease of $2.7 million or 5.1%. For the nine months ended September 30, 1997, the Foam Group's net sales increased to $158.2 million from $154.6 million for the comparable period in 1996, an increase of $3.6 million or 2.3%. This year-to-date increase was primarily attributable to the Ensolite Acquisition. The third quarter decrease was the result of continued startup difficulties associated with the production of Ensolite products. Decreases at Universal Polymer & Rubber, Inc. ("Universal") also offset the positive sales impact of the Ensolite Acquisition in the year-to-date period. Universal's net sales decreased due to a softening in demand for certain of its products as well as problems associated with the relocation of production from the Company's Dawsonville, Georgia plant to the Middlefield, Ohio plant which caused delays in shipping and lost sales.

Net sales at the Company's custom rubber mixing operations (the "Mixing Group") increased to $20.2 million in the third quarter of 1997 compared to $19.3 million in the third quarter of 1996. The Mixing Group's net sales for the nine months ended September 30, 1997 increased to $61.9 million compared to $60.8 million for the same period in 1996, an increase of $1.1 million or 1.8%. These improvements are the result of strengthened demand in the Mixing Group's core markets over the comparable periods in 1996.

Gross Profit

Gross profit for the third quarter increased slightly to $11.6 million from $11.3 million in the third quarter of 1996. For the nine months ended September 30, 1997, gross profit increased to $35.1 million from $32.0 million for the same period in 1996, an increase of $3.1 million or 9.7%. At the Foam Group, efforts to improve operations and reduce costs in the Bedford, Virginia operations of Rubatex yielded improvements to gross profit in both the year-to-date period and in the latest quarter. However, these improvements were more than offset by decreases in gross profit related to the aforementioned difficulties at Conover and Universal. Strong improvements in gross profit at the Mixing Group contributed to the overall increase, as did credits in the third quarter of $1.7 million related to an employee healthcare cost rebate and certain royalties. Third-quarter gross profit as a percentage of net sales increased to 16.9% from 16.0% for the same period in 1996 and, for the nine months ended September 30, 1997, gross profit as a percentage of net sales increased to 16.5% from 15.2% for the comparable period in 1996.

Selling, General and Administrative

Selling, general and administrative expense decreased slightly in the third quarter of 1997 in comparison to the third quarter of 1996. At $20.6 million for the nine months ended September 30, 1997, selling, general and administrative expense was unchanged from the same period in 1996.

Operating Income

For the reasons discussed under gross profit above, third-quarter 1997 operating income increased to $3.7 million from $3.4 million in the third quarter of 1996. Operating income increased to $11.1 million for the nine months ended September 30, 1997 from $7.8 million for the same period in 1996, an increase of $3.3 million. As a percentage of net sales, operating income increased to 5.2% for the nine months ended September 30, 1997 compared to 3.7% for the same period in 1996.

Net Loss

The third-quarter net loss decreased to $1.0 million from $1.4 million in the prior year. For the nine months ended September 30, 1997, it decreased to $3.0 million from $5.2 million for the nine months ended September 30, 1996. This improvement was achieved despite an increase in interest expense of $0.9 million resulting from an increase in debt related to the Ensolite Acquisition and additional borrowings under the Credit Agreement.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations and borrowings under the Credit Agreement. Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. The Company has a $30.0 million line of credit under the Credit Agreement, $2.2 million of which is used for an irrevocable standby letter of credit. As of September 30, 1997, borrowings on the line of credit were $5.0 million and unused borrowing capacity under the Credit Agreement was $22.8 million.

Cash Flow From Operating Activities

Third-quarter cash flow from operating activities increased to $10.9 million for 1997 compared to $8.9 million for the third quarter of 1996. Cash flow from operating activities increased to $14.4 million for the nine months ended September 30, 1997, from $7.6 million for the nine months ended September 30, 1996. This increase was primarily the result of an increase in accounts payable of $12.0 million for the nine months ended September 30, 1997 as compared to an increase of $1.2 million for the same period in 1996. The 1997 increase in cash from operating activities also reflects cash of $1.3 million provided by an employee healthcare cost rebate of $0.8 million and cash royalties received of $0.5 million.

Cash Flow From Investing Activities

Cash used in investing activities was $3.3 million for the third quarter of 1997 compared to $3.7 million for the third quarter of 1996. For the nine months ended September 30, 1997, cash used in investing activities decreased to $14.6 million from $26.8 million. Cash expenditures related to the Ensolite Acquisition decreased to $1.0 million for the nine months ended September 30, 1997, from $21.2 million for the nine months ended September 30, 1996. The Company continued its strategy of investing in improved plant and equipment with capital expenditures of $13.6 million for the nine months ended September 30, 1997 compared to $5.6 million for the same period in 1996. Expansion at Rubatex's Conover, North Carolina plant and relocation of the Ensolite operations from Indiana accounted for a substantial portion of the 1997 capital expenditures.

Cash Flow From Financing Activities

Cash used in financing activities increased to $7.6 million in the third quarter of 1997 compared to cash used of $5.6 million in the third quarter of 1996. Financing activities used cash of $3.1 million for the nine months ended September 30, 1997 compared to providing cash of $15.2 million for the comparable period in 1996. For the nine months ended September 30, 1997, proceeds from borrowings under the credit agreement of $11.5 million were used to finance capital expenditures and short-term operating requirements; available cash was used to repay $14.0 million in revolving loans under the Credit Agreement.

Principal maturities on the Company's term notes begin with a December 31, 1997, payment of $1.4 million. Maturities for 1998 and 1999 will be $7.9 million and $10.4 million, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by the Credit Agreement, prior to subordinated management fees, increased to $7.3 million for the three months ended September 30, 1997, from $7.0 million for the comparable period in 1996, an increase of $0.3 million. For the nine months ended September 30, 1997, EBITDA, prior to subordinated management fees, increased to $21.3 million from $17.9 million, an increase of $3.4 million.

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

The Company's Credit Agreement contains certain financial covenants including leverage ratios, interest expense ratios, and minimum levels of EBITDA, as defined by the Credit Agreement. As of September 30, 1997, the Company was in compliance with all of these covenants. However, due to more restrictive covenant requirements in future quarters and based on the levels of EBITDA generated from current operations, it is probable that the Company will fail to satisfy its covenant requirements at December 31, 1997. The Company is negotiating with its present lenders to obtain relief from future covenant restrictions, and is evaluating alternative financing arrangements. There can be no assurance that any such amendment or refinancing will be successful or, if entered into, what the related terms and conditions would be.

Disclosure Regarding Forward-Looking Statements

The information herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission.

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

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.  Item

-----------  -------------------------------------------------------------------
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

10.13        Management Stock Option Plan Adopted by the Board of Directors of
             RBX Group, Inc. as of October 16, 1995.*

10.14        Employment Agreement between RBX Corporation and Frank H. Roland.*

10.15        Executive Employees Supplemental Retirement Plan as Amended and
             Restated December 15, 1993.*

10.16        Pension Plan effective as of January 1, 1991.*

21.1         Subsidiaries of RBX Corporation.***

27.1         Financial Data Schedule.

-----------------
  *Incorporated by reference to Registration Statement on Form S-4, File No. 333-
   1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24,
   1996.

 **Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996 and amended on August 20, 1996.

***Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 27, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending September 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                 (Registrant)




Date:  November 14, 1997               /s/ JOHN C. CANTLIN
       ----------------------          -----------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER