Form 10-K/A
period 1997-12-31
RBX CORP
filed 1998-01-29
CIK 1010141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

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

NOTE -- THE PURPOSE OF THIS FILING IS TO INCLUDE A SECOND REPORT OF INDEPENDENT AUDITORS AND CERTAIN ADDITIONAL DISCLOSURES IN CONNECTION WITH THE DECEMBER 31, 1994, INFORMATION INCLUDED IN ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                RBX CORPORATION


                         INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report (Deloitte & Touche LLP).......................  F-2

Report of Independent Auditors (Ernst & Young LLP).........................  F-3

Consolidated Financial Statements

    Consolidated Balance Sheets............................................  F-4

    Consolidated Statements of Operations..................................  F-5

    Consolidated Statements of Cash Flows..................................  F-6

    Consolidated Statement of Changes in Stockholder's Equity..............  F-7

    Notes to Consolidated Financial Statements.............................  F-8


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of RBX Corporation
Roanoke, Virginia

     We have audited the accompanying consolidated balance sheets of RBX Corporation and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the two and one-half month period and the year ended December 31, 1995 and 1996, respectively. We have also audited the consolidated statements of operations and cash flows of RBX Investors Inc. and subsidiaries (the Predecessor Company) for the nine and one-half month period ended October 16, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated statements of operations and cash flows and the financial statement schedule of the Predecessor Company for the year ended December 31, 1994, were audited by other auditors whose report thereon, dated March 8, 1995, and August 2, 1995, expressed an unqualified opinion.

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

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 7, 1997

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors of RBX Investors, Inc.

     We have audited the accompanying consolidated statements of operations and cash flows of RBX Investors, Inc. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RBX Investors, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           Ernst & Young LLP

Richmond, Virginia

March 8, 1995
except for the first paragraph of Note 2, as to which the date is August 2, 1995

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

                                RBX CORPORATION

2.   Acquisitions

On August 2, 1995, the Predecessor entered into an agreement and plan of merger (as amended, the "Acquisition Agreement") with RBX Group, Inc., AEA Investors, Inc. and the other parties thereto.

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

                                RBX CORPORATION

17.  Stockholders' Equity and Stock Option Plan of the Predecessor

Changes in consolidated stockholders' equity of the Predecessor for the year ended December 31, 1994, are as follows:

                                                                               Additional                            Total
                                                     Common Stock               Paid-In             Retained     Stockholders'
                                             -----------------------------      Capital    Other    Earnings         Equity
                                             Class A    Class B    Class C      -------    -----    --------         ------
                                             -------    -------    -------
Balance at December 31, 1993...............       $4         $0         $1      $38,899    $(854)   $(11,223)       $26,827

  385 shares sold at $130 per share........                                          50                                  50
  Minimum pension liability adjustment.....                                                  854                        854
  Net income...............................                                                            5,652          5,652
                                             -------    -------    -------      -------    -----    --------        -------
Balance at December 31,1994................       $4         $0         $1      $38,949    $   0    $ (5,571)       $33,383
                                             =======    =======    =======      =======    =====    ========        =======

The Predecessor had a non-qualified stock option plan which provided that options for a maximum of 89,857 shares of Class A common stock could be granted to directors and key employees of the Predecessor. Such options could be granted over a period not to exceed 10 years at a price of not less than $100 per share. Options became exercisable over a three year period from the date of the grant provided, however, that in the event of a change of control unexercised options would become fully vested. A summary of plan transactions for 1994 follows:

                                                                      Number of
                                                                       Shares
                                                                      ---------
Outstanding, January 1 at $100 to $130 per share..................     57,192

  Granted at $110 at $130 per share...............................     16,000
  Expired at $100.................................................       (828)
  Exercised at $100...............................................          -
                                                                      ---------
Outstanding, December 31 at $100 to $130 per share................     72,364
                                                                      =========

At December 31, 1994, options for 35,929 shares were exercisable and 17,493 shares were reserved for future options.