Form 10-K
period 1997-12-31
RBX CORP
filed 1998-03-31
CIK 1010141

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                      OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from        to

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

YES  X                        NO
    ---                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

As of December 31, 1997, there was no voting stock of the Registrant held by non-affiliates.

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of December 31, 1997 was 1,000.

Registration Statement on Form S-4 File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996, is incorporated herein by reference.

                               RBX CORPORATION

                                    Index
                                    -----

                                                                      Page

PART I  ..............................................................   1
        ITEM 1. Business..............................................   1
        ITEM 2. Properties ...........................................   7
        ITEM 3. Legal Proceedings ....................................   8
        ITEM 4. Submission of Matters to a Vote of Security Holders ..   9

PART II ..............................................................  10
        ITEM 5. Market for the Registrant's Common Equity and
                  Related Stockholder Matters ........................  10
        ITEM 6. Selected Financial Data ..............................  11
        ITEM 7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................  14
        ITEM 8. Financial Statements and Supplementary Data ..........  20
        ITEM 9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ................  20

PART III..............................................................  21
        ITEM 10. Directors and Executive Officers of the Registrant ..  21
        ITEM 11. Executive Compensation ..............................  23
        ITEM 12. Security Ownership of Certain Beneficial Owners and
                   Management ........................................  27
        ITEM 13. Certain Relationships and Related Transactions ......  29

PART IV ..............................................................  30
        ITEM 14. Exhibits, Financial Statement Schedules, Reports
                   on Form 8-K .......................................  30

                                    PART I

                               RBX CORPORATION

ITEM 1. BUSINESS

GENERAL

        RBX Corporation, a Delaware corporation (the "Company"), is a wholly owned subsidiary of RBX Group, Inc. ("RBX Group"). The Company and RBX Group were formed by American Industrial Partners Capital Fund II, L.P. ("AIP-CF") to purchase RBX Investors, Inc. (the "Predecessor") and its subsidiaries in October 1995 (the "Acquisition"). The Company is the successor to the business of RBX Investors, Inc., which began operations in the 1930s. The Company believes that it is the leading domestic manufacturer of closed cell rubber foam products, the second largest domestic custom mixer of rubber polymers and a major competitor in several niche markets, including cross-linked polyethylene foam. The Company's products are used in a wide range of applications, including athletic equipment, sports medicine wraps, neoprene wetsuits, hardware center products (do-it-yourself insulation, tubing, gardening and construction kneepads), other consumer products (computer mouse pads, beverage can insulators), insulation for refrigeration and air conditioning systems, automotive components and other industrial products. Management estimates that the Company's foam products operations (the "Foam Group") has approximately a 40% market share in the domestic market for closed cell rubber foam and related products and approximately a 26% market share in the domestic market for cross-linked polyethylene foam. The Company's custom rubber mixing operations (the "Mixing Group") mixes a variety of rubber polymers to serve a wide range of end-use markets. The Company combines purchases of raw materials for both the Foam Group and Mixing Group to obtain volume discounts from its suppliers. All of the Company's products begin with essentially the same manufacturing process: the blending of synthetic compounds in a mixer. The Mixing Group then sells these compounds in uncured sheet or strip form to its customers. The Foam Group performs additional manufacturing steps, including curing, extruding, molding, fabrication and lamination, before selling its products to customers.

        The Foam Group, which contributed approximately 74% of the Company's sales for the year ended December 31, 1997, is the largest domestic manufacturer of closed cell rubber foam. Closed cell rubber foam is produced by the expansion of synthetic rubber polymers through the infusion of millions of gas-filled cells which are permanently sealed in the material. The closed cell structure is flexible, resilient and shuts out water, dust and air, which makes the material ideal for insulating, sealing, shock absorption and a variety of other uses. The Foam Group designs and manufactures customized foam products for more than 9,000 active customers. These products are sold in a variety of forms including sheets, tubes, buns, rolls and extruded and fabricated shapes. The Company has expertise in a number of different manufacturing processes and techniques, which the Company believes enables it to manufacture a wider variety of products than its competitors and to respond effectively to a broad range of customer requirements.

        The Mixing Group, which contributed approximately 26% of the Company's sales for the year ended December 31, 1997, is the second largest competitor in the fragmented, regional domestic custom rubber mixing industry. The Mixing Group mixes natural and synthetic rubbers with various additives and fillers for more than 250 active customers. The custom-mixed compounds are delivered to customers in sheets or strips of uncured rubber which the customers then process and fabricate into a variety of end-use products, including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials. The Mixing Group's seven mixing lines enable it to custom mix many different compounds concurrently and to respond quickly to customers' requests, even for unusual formulations or small orders. These factors, combined with the Mixing Group's ability to maintain what the Company believes to be a high level of product quality, enable the Mixing Group to compete effectively on price, quality and service.

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

        Products sold in the most basic form include (i) extruded sheets and tubes, used for insulation in air conditioning, plumbing and refrigeration, and (ii) molded sheets which are sold to manufacturers who slit, cut, and fabricate the material into industrial and consumer products ranging from automotive gaskets to football padding to children's toys. The Company also produces extruded shapes of closed cell rubber which are sold in various lengths for specialized sealing or gasket applications that require unusual profiles. In addition, the Company performs value-added lamination and fabrication processes on its foam products for many of its customers. The Company can die-cut, thin-slit, apply adhesive and laminate fabric to the material to render it suitable for light manufacturing and assembly applications. The Company can also precision-cut intricate foam products using computer-aided high pressure water jet cutting technology. The following is a summary of the main product groups produced by the Foam Group and their principal end-use applications

    Product                Material                                Principal Applications
    -------                --------                                ----------------------
Sheets/Rolls          Rubber Foam                         Artificial turf underlay, athletic mats,
                                                            casual footwear, life vests
                      Cross-linked Polyethylene Form      Artificial turf underlay, shoe insoles,
                                                            athletic mats, toys, novelties, marine
                                                            buoys, ship fenders, performance packaging
                      Silicone Rubber                     Commercial lighting gaskets, aerospace gaskets
Buns                  Rubber Foam                         Automotive gaskets and seals, shock absorbing devices
Extruded Insulation   Rubber Foam                         Commercial and residential HVAC insulation
                      Polyethylene Foam                   Do-it-yourself piping insulation
Extruded Shapes       Rubber Foam                         Weather stripping, gaskets, drink cup holders
                      Rubber                              Commercial glazings
                      Silicone Rubber                     Marine seals, appliance gaskets
Molded Products       Rubber                              Tarp straps, pipe gaskets
                      Silicone Rubber                     Appliance gaskets, automotive parts
Laminated Sheets      Rubber Foam/Fabric                  Wetsuits, knee braces, elbow braces, medical braces,
                                                            ski masks
Fabricated Products   Rubber Foam                         Closure seals, automotive parts, sports helmet padding

Customers

        The Foam Group serves a wide array of industrial and consumer end-user markets. The Foam Group's base of over 9,000 active customers is comprised of a large group of core customers who rely on the Company for their ongoing needs and a smaller number of customers who approach the Company on a project-specific basis. The Foam Group is able to serve both types of customers because of its wide range of products, its design and production capabilities and its sales force which assesses the customers' requirements in order to develop products which meet their specifications. The size and diversity of the Foam Group's customer base reduces the Company's reliance on any individual customer or industry segment.

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

Industry

        The market for closed cell rubber foam and related products had estimated annual sales of approximately $450 million in 1997. Industry growth is expected to come from increased use of closed cell rubber foam in automotive sound and vibration insulation, new applications in sports and leisure markets and growth in the consumer and residential housing markets for HVAC insulation. The market includes rubber foams sold for thermal insulation and for processing into components or finished parts or products but does not include rubber foams manufactured by vertically integrated companies exclusively selling finished products. The overall market is comprised of several segments that are defined by the product's end use and this market continues to expand as new products and applications are developed. Some segments, such as insulation, represent a large share of the overall market and have a large number of customers and suppliers. A number of other segments represent niche product markets constituting a small share of the overall market and have relatively few customers and suppliers. The overall market includes a large number of customers from a variety of industries, and even established customers in the larger segments of this market generally represent only a small percentage of the market's total sales. The Company believes that it has approximately a 40% share of the overall market. The next six largest producers account for approximately 34% of this market, with a large number of smaller competitors comprising the remainder.

        The market for cross-linked polyethylene foam is believed to represent approximately a $75 million segment of the $5 billion market for plastic foams in general. Industry growth is expected to come largely from the continued development of new applications for cross-linked polyethylene foam.
Management believes that it has the second largest share of this market with an estimated 26% share. Approximately 85% of the Company's 1997 plastic foam sales were for end-use markets such as automotive, construction, performance packaging, ship fenders and marine buoys.

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

        Since raw materials represent on average 76% of the manufactured cost of mixed compound, the product is priced on essentially a "cost-plus" basis. Most custom compounders effect price changes on 15 to 30 days' notice, effectively passing through raw material price increases and decreases almost as soon as they are issued by the primary chemical producers, thereby reducing the mixers' exposure to raw material price changes.

SALES, MARKETING AND DISTRIBUTION

        The Company relies on its direct sales force to market and sell the vast majority of its products. The Company's direct sales force maintains contact with the Company's customers, a large percentage of which are end product manufacturers. For products targeted to certain markets, the Company will use independent sales agencies which have the industry expertise necessary to market and sell the product effectively. For example, the Company relies on independent sales agencies with automotive expertise to sell foam products to automotive OEMs. For certain products that are manufactured in standard configurations, the Company will sell directly to distributors for resale to end users. For example, insulation tubing (which is manufactured in a number of standard sizes) is sold to the construction industry through distributors. Products are distributed either directly to customers or through distribution warehouses strategically located throughout the country.

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

        The Company believes that it is the largest domestic manufacturer of rubber foam products. The Company believes that it is the second largest domestic supplier of cross-linked polyethylene foam with an estimated 26% market share. Based on management's estimates, the Voltek division of Sekesui America Corporation ("Voltek") is the largest domestic supplier of cross-linked polyethylene foam with an estimated market share of 55%.
However, due to differences between the Company's and Voltek's products which make them suitable for different applications, management believes that the Company's customer base has limited overlap with that of Voltek.

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

RAW MATERIALS

        The Company's key raw material inputs are synthetic polymers, specialty chemicals, carbon black, synthetic fabrics, natural rubber and polyethylene, which represented, respectively, 37%, 17%, 7%, 4%, 4%, and 3% of the Company's raw material purchases during 1997. Due to the volume of its raw material purchases, the Company receives substantial discounts and rebates from its suppliers. Raw material purchases accounted for approximately 50% of the cost of goods sold by the Foam Group and approximately 76% of the cost of goods sold by the Mixing Group in 1997. The Company purchases raw materials from a number of suppliers through short-term purchasing arrangements, and the Company believes that there are sufficient sources of supply for the foreseeable future.

        The Company expects that it will continue to experience raw material price fluctuations from time to time. Many of the raw materials used by the Company are petrochemical derivatives, which are subject to periodic price fluctuations. Historically, the Company has been able to pass along increased raw material costs to its customers. For the majority of its products, the Company's pricing strategy is flexible enough to permit cost increases to be passed through promptly.

TRADEMARKS AND PATENTS

        The Company has numerous trademarks and several patents effective in the United States and several trademarks effective in several foreign countries for varying lengths of time. Company trademarks include Rubatex(R) under which it markets particular products, Insul-Tube(R) and Therma-Cel(R) under which it markets certain insulation products, ENSOLITE(R) under which it markets certain rubber foam sheets/rolls, SeaTex(R) under which it markets wetsuit material and Comfortex(R) under which it markets sports/medical material. The Company also has a number of applications for trademarks pending in the United States and abroad. Management considers its various trademarks, trademark applications and patents to be valuable assets but believes that the loss of any one trademark or patent would not have a material adverse effect on the Company's operations.

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

The Company anticipates capital expenditures of approximately $1.7 million in the aggregate over the next three to five years relating to environmental matters. These expenditures include, among other things, making improvements in the Company's underground storage tank systems, designing and installing air emission control equipment and implementing spill control plans. As a result of internal evaluations and discussions with its advisors and consultants, the Company estimates that the cost of the Company's known potential environmental liabilities ranges from $1.8 million to $2.9 million. Based on the reasonably expected amount of such liabilities, the Company has established a reserve on its balance sheet for environmental liabilities,
which as of December 31, 1997 was approximately $2.1 million.   Management
believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

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

        During 1997, the North Carolina Department of Environment and Natural Resources asserted that the Company's Conover North Carolina plant was in violation of the visible emissions requirement of that state's clean air act and assessed a minimal penalty. The Company is currently investigating the problem and has hired a consulting firm to identify potential methods of complying with the state's visible emissions requirements. The Company believes that add-on pollution control technology is available which would allow the Company to comply with such requirements. A report from the consultant is due in the second quarter of 1998.

        The Company's leased Barberton, Ohio facility was listed in the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") index with the designation "No Further Remedial Action Planned." However, such facility was delisted from the CERCLIS index on August 31, 1995, based on a follow-up site investigation that year by a United Stated Environment Protection Agency ("U.S. EPA") contractor. The property remains identified on the Ohio 1994 Master Sites List, with a designation of "medium priority." The Ohio EPA issued a complaint with respect to the Barberton facility in 1991 and, although such complaint remains open, the Company believes that all noted items have been corrected. Although some further investigation or cleanup of the site may be required, the Company does not expect that the costs of those activities would have a material adverse effect on the Company's financial condition, operations or liquidity. Any such costs would likely be incurred over several years.

EMPLOYEES AND EMPLOYEE RELATIONS

        At December 31, 1997, the Company employed 2.272 persons, of whom approximately 28% were salaried employees, and 72% were hourly employees. Approximately 75% of the Company's hourly employees are represented by labor unions pursuant to collective bargaining agreements that expire between January 1998 and August 2002. The Company believes its relations with both union and non-union employees are good.

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

ITEM 2. PROPERTIES

        In addition to its leased 24,000 square foot headquarters in Roanoke, Virginia, the Company operates eight manufacturing facilities, the majority of which are located in the southeastern United States. The Company also owns or leases warehouse facilities throughout the U.S. The size and location of the Company's significant facilities are summarized below:


        Location                Size (Sq. Ft.)    Leased/Owned
        --------                --------------    ------------
Manufacturing:
  Bedford, VA..................    782,000            Owned
  Conover, NC..................    275,000            Owned
  Middlefield, OH..............    119,000            Owned
  Buchanan, VA.................     77,000            Owned
  Colt, AR.....................    223,000           Leased(a)
  Barberton, OH................    197,000           Leased
  Tallapoosa, GA...............    165,000           Leased(a)
  South Holland, IL............    164,000           Leased
Warehouse:
  Conover, NC..................     88,000           Leased
  Sante Fe Springs, CA.........     44,000            Owned
  Decatur, GA..................     37,000           Owned(b)
  Conover, NC..................     36,000           Leased
  St. Louis, MO................     28,000           Leased
  Hickory, NC..................     28,000           Leased
  Houston, TX..................     22,000           Leased
  Kent, WA.....................     14,000           Leased

---------

(a) Subject to a lease with nominal lease payments. The Company has the option to purchase this property for a nominal amount.

(b) The Company no longer stores inventory at the Decatur, GA facility, which facility is currently being offered for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II

                               RBX CORPORATION

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        There is no established public trading market for the Registrant's common equity. There was no unregistered sale of the Registrant's common equity in 1997.

ITEM 6. Selected Financial Data

        The following selected historical financial data were derived from the audited historical consolidated financial statements of the Company and the Predecessor. The historical consolidated financial data of the Predecessor as of and for each of the years ended December 31, 1993, and 1994, and for the nine and one-half month period ended October 16, 1995 were derived from the consolidated financial statements of the Predecessor and represent the results of operations of the Predecessor through the date of the Acquisition. The historical consolidated financial data of the Company as of and for the two and one-half month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997, were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                Predecessor                        Company
                                                    --------------------------------  ---------------------------------
                                                                        9 1/2 Months  2 1/2 Months
                                                        Years Ended        Ended         Ended          Years Ended
                                                        December 31,     October 16,  December 31,      December 31,
                                                    ------------------  ------------- -------------  ------------------
                                                      1993       1994       1995         1995        1996        1997
                                                    --------   --------   --------     --------    --------    --------
STATEMENT OF OPERATIONS DATA:                                               (Dollars in thousands)
  Net sales.......................................  $175,777   $197,913   $220,321   |  $51,646    $275,715    $281,662
  Gross profit (a)................................    27,337     32,171     39,644   |    4,735      37,350      38,279
  Selling, general and administrative costs (a)...    17,313     18,478     21,112   |    5,193      30,474      28,265
  Management fees.................................         -          -        418   |      180         995         986
  Operating income (loss).........................     8,486     13,317     16,878   |   (1,303)    (24,626)      5,503
  Net income (loss) (b) (c).......................   (22,905)     5,652      6,021   |   (3,321)    (35,056)    (28,990)
BALANCE SHEET DATA:                                                                  |
  Net working capital.............................    35,062     45,817          -   |   61,055      44,671      43,722
  Fixed assets, net...............................    61,685     93,420          -   |   81,277      91,068      97,374
  Total assets....................................   143,946    206,268          -   |  285,736     280,700     275,921
  Total debt......................................    50,204     95,795          -   |  171,745     184,892     206,037
  Stockholder's equity............................    26,827     33,383          -   |   40,574      20,313      (9,264)
OTHER DATA:                                                                          |
  Capital expenditures............................     3,390      5,817      6,323   |      823      11,818      15,582
  Depreciation....................................     4,608      5,121      5,820   |    1,310       7,124       8,370
  Amortization of goodwill and other intangibles..       276        319        565   |      733       3,943       3,332
  Amortization of deferred financing fees.........       239        140        289   |      190         882         946
  Cash flows from:                                                                   |
    Operating activities..........................    12,441      9,291      8,440   |    1,785       9,137      (2,398)
    Investing activities..........................    (3,305)   (54,660)    (7,291)  | (199,838)    (33,829)    (16,698)
    Financing activities..........................    (9,849)    43,547     (1,916)  |  203,876      22,162      15,969
  Ratio of earnings to fixed charges (d)..........       2.4x       3.6x       2.3x  |        -           -           -
  Adjusted EBITDA (e).............................    17,863     20,106     25,607   |    3,826      22,879      22,370

---------

(a) Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(b) Net income (loss) for 1993, 1994, and 1997 includes extraordinary losses of $1.2 million, $0.4 million, and $1.8 million, respectively, for the early extinguishment of debt.

(c) Net loss in 1993 includes a $24.9 million loss from the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Net loss for 1996 includes a loss on impairment of long-lived assets of $26.5 million and additional charges of $8.7 million in the aggregate, primarily relating to a reassessment of inventory carrying values and liabilities incurred in connection with severance and certain other personnel related costs.

(d) In computing the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes, extraordinary items and changes in accounting principles plus "fixed charges." "Fixed charges" consist of interest expense, amortization of deferred financing fees and the portion of rental expense representative of interest. For the two and one-half month period ended December 31, 1995, earnings were insufficient to cover fixed charges by $5.2 million. For the years ended December 31, 1996 and 1997, earnings were insufficient to cover fixed charges by $43.3 million and $14.8 million, respectively.

(e) Adjusted EBITDA as used herein represents the sum of income before income taxes, extraordinary items and changes in accounting principles, interest expense, depreciation and amortization, adjusted to add back the amortization of purchase accounting write-ups of inventories and other non-cash items (all as defined in the New Credit Agreement) plus subordinated management fees. Pursuant to the terms of the New Credit Agreement, the Indenture and the Senior Subordinated Indenture, management fees are subordinated to payments owed under the New Credit Agreement, the Notes and Senior Subordinated Notes. Adjusted EBITDA is calculated as follows:

                                                                Predecessor                        Company
                                                    --------------------------------  ---------------------------------
                                                                        9 1/2 Months  2 1/2 Months
                                                        Years Ended        Ended         Ended          Years Ended
                                                        December 31,     October 16,  December 31,      December 31,
                                                    ------------------  ------------- -------------  ------------------
                                                      1993       1994       1995         1995        1996        1997
                                                    --------   --------   --------     --------    --------    --------
                                                                            (Dollars in thousands)
Net income (loss)................................   $(22,905)   $5,652     $6,021    |  $(3,321)   $(35,056)   $(28,990)
Income taxes (benefit)...........................      1,981     3,865      3,979    |   (1,849)     (8,255)     12,422
Extinguishment of debt...........................      1,176       466          -    |        -           -       1,786
Effect of changes in accounting principle........     24,853         -          -    |        -           -           -
Interest expense.................................      3,381     3,334      6,878    |    3,867      18,685      20,285
Depreciation.....................................      4,608     5,121      5,820    |    1,310       7,124       8,370
Amortization of intangibles......................        276       319        565    |      733       3,943       3,332
                                                                                     |
EBITDA...........................................     13,370    18,757     23,263    |      740     (13,559)     17,205
                                                                                     |
Management fees expensed.........................          -         -          -    |      180         995         986
Management fees paid.............................          -         -          -    |        -      (1,060)     (1,015)
Amortization of purchase accounting                                                  |
        inventory adjustment.....................          -       230        817    |    2,671         140           -
Unusual item.....................................          -         -        620    |        -           -           -
Noncash items as defined in the New Credit                                           |
        Agreement................................      3,793       619        489    |      235         805         906
Special noncash items (1)........................          -         -          -    |        -      34,498       3,273
                                                     -------   -------    -------    |   ------     -------     -------
EBITDA, as defined in the New Credit Agreement...     17,163    19,606     25,189    |    3,826      21,819      21,355
                                                                                     |
Management fees subordinated to New                                                  |
        Credit Agreement, Senior Secured Notes                                       |
        and Senior Subordinated Notes............        700       500        418    |        -       1,060       1,015
                                                     -------   -------    -------    |   ------     -------     -------
Adjusted EBITDA..................................    $17,863   $20,106    $25,607    |   $3,826     $22,879     $22,370
                                                     -------   -------    -------    |   ------     -------     -------

---------

(1) Special noncash items as allowed by the credit agreements.

Adjusted EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. The Company believes that EBITDA, as one indicator of a company's liquidity, provides useful information, but does not represent cash available to service debt. EBITDA should not be considered in isolation or as a substitute for information presented by the Company's consolidated statement of operations prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Selected Financial Data" included elsewhere in this Annual Report on Form 10-K.

INTRODUCTION

        The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. As further discussed in Note 2 to the Company's Consolidated Financial Statements, the Company acquired the Predecessor in October 1995 and Ensolite in June 1996. These acquisitions were accounted for using the purchase method of accounting and accordingly, the operating results of the Company reflect the operations of the Company and Ensolite subsequent to the dates of their respective acquisitions. Unless otherwise indicated, 1995 historical results represent the combined operating results of the Predecessor for the nine and one-half month period through the date of the Acquisition and the Company for the two and one-half month period subsequent to the Acquisition.

BASIS OF PRESENTATION

        The following table sets forth, for the periods shown, net sales, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net sales.

                                      Years Ended December 31,
                          -----------------------------------------------
                                1995            1996             1997
                          -------------------------------  --------------
Net sales...............  $272.0  100.0%  $275.7   100.0%  $281.7   100.0%
Gross profit............    44.4   16.3     37.4    13.6     38.3    13.6
SG&A....................    26.3    9.7     30.5    11.1     28.3    10.0
Operating income(loss)..    15.6    5.7    (24.6)   -8.9      5.5     2.0
Net income (loss).......     2.7    1.0    (35.1)  -12.7    (29.0)  -10.3


RESULTS OF OPERATIONS

1997 Compared to 1996

        Net Sales. Net sales increased to $281.7 million in 1997 from $275.7 million in 1996, an increase of $6.0 million or 2.2%.

        Net sales for the Foam Group increased to $208.0 million in 1997 from $204.5 million in 1996, an increase of $3.5 million or 1.7%. The increase in the Foam Group's net sales is attributable to a $4.5 million increase in net sales at Rubatex, primarily from the Bedford Virginia plant, and increases totaling $1.2 million at Groendyk Mfg. Co., Inc. ("Groendyk") and OleTex, Inc. ("OleTex"). A decrease in sales at Universal Polymer & Rubber, Inc. ("Universal") of $2.2 million partially offset the gains experienced at the other companies comprising the Foam Group. Universal's sales decreased due to a softening in demand for certain of the Company's products as well as problems associated with the relocation of production from the Company's Dawsonville Georgia plant to the Middlefield Ohio plant which caused delays in shipping, lost sales and lost customers. Net sales for the Mixing Group increased to $83.1 million in 1997 compared to $78.4 million in 1996, an increase of $4.7 million ($2.5 million of which related to intercompany sales to Conover which are eliminated in Consolidation) or 6%. These improvements are the result of strengthened demand in the Mixing Group's core markets in comparison to the conditions existing in 1996.

        Gross Profit. Gross profit increased to $38.3 million in 1997 from $37.4 million in 1996, an increase of $0.9 million or 2.4%. As a percentage of net sales, gross profit remained virtually unchanged between 1997 and 1996 at 13.6%.

        Efforts to improve operations and reduce costs at Rubatex's Bedford Virginia plant yielded a $5.1 million improvement in gross profit at Bedford; however, the improvements at Bedford were more than offset by decreased gross profit at Rubatex's Conover North Carolina plant. The decrease in gross profit at Conover is the result of start-up difficulties associated with the relocation of Ensolite production from Mishawaka Indiana to the Conover North Carolina facility. Such difficulties include: (i) excessive downtime due to technical difficulties encountered in connection with relocated as well as newly acquired machinery and equipment; (ii) excessive scrap due to a greater than expected learning curve associated with running Ensolite material at Conover; and (iii) training issues associated with the large number of new employees necessary to support Ensolite production. As a result of the problems at Conover, Foam Group gross profit decreased to $27.6 million in 1997 from $30.7 million in 1996, a decrease of $3.1 million or 10.1%.

        Management has undertaken steps which it believes will address these problems, including hiring a new plant manager who is familiar with the Ensolite production process and materials. Additionally, management is aggressively implementing proactive maintenance and monitoring programs to ensure the continuous operation of the machinery and equipment as well as promoting education and training programs to ensure that employees are able to carry out their duties while maintaining appropriate control of the manufacturing process.

        Gross profit at the Mixing Group increased to $10.5 million in 1997 from $7.9 million in 1996, an increase of $2.6 million. The improvement in the Mixing Group's gross profit resulted primarily from the increase in net sales; however, gross profit as a percentage of net sales also increased to 12.6% in 1997 from 10.1% in 1996. The Company's gross profit was also positively impacted by credits in the third quarter of 1997 of $1.7 million related to an employee healthcare cost rebate and certain royalties.

        SG&A. SG&A decreased to $28.3 million in 1997 from $30.5 million in 1996, a decrease of $2.2 million or 7.2%. As a percentage of net sales, SG&A decreased to 10.0% in 1997 from 11.1% in 1996. In 1996, SG&A included $3.4 million of fourth-quarter charges incurred in connection with severance and other personnel related costs and certain other items. Excluding these 1996 charges, SG&A was $27.1 million in 1996, indicating an increase during 1997 of $1.2 million or 4.4%. As a percentage of net sales, excluding the 1996 charges, SG&A increased slightly to 10.0% in 1997 from 9.8% in 1996.

        Operating Income (Loss). Operating income increased to $5.5 million in 1997 from an operating loss of $24.6 million in 1996. The operating loss recorded in 1996 included a loss on impairment of long-lived assets of $26.5 million related to the Bedford operations and additional fourth-quarter charges of $8.7 million related primarily to inventory write-offs and certain personnel related costs. Excluding the fourth-quarter charges, operating income decreased to $5.5 million in 1997 from $10.6 million in 1996, a decrease of $5.1 million. The decrease, which is attributable to the difficulties encountered at Conover, would have been greater except for the improvements in the Company's other operations which partially offset the effects of Conover.

        Net Loss. The net loss improved to $29.0 million in 1997 from $35.1 million in 1996, an improvement of $6.1 million or 17.4%. In addition to the factors discussed elsewhere herein, the net loss in 1997 was impacted by an increase in interest expense of $1.6 million and charges in the fourth quarter of $18.8 million to establish a full valuation allowance against the Company's deferred tax assets and $1.8 million to reflect an extraordinary loss on extinguishment of debt.

1996 Compared to 1995

        Net Sales. Net sales increased to $275.7 million in 1996 from $272.0 million in 1995, an increase of $3.7 million or 1.4%. Ensolite added $13.9 million in net sales for 1996. Without Ensolite, net sales would have decreased by $10.2 million or 3.8%. Net sales for the Foam Group, excluding Ensolite, decreased to $190.6 million in 1996 from $192.8 million in 1995, a decrease of $2.2 million or 1.1%. The decline in net sales of the Foam Group is primarily attributable to a decrease in net sales of 6.2% at the Bedford Virginia operations of Rubatex. Net sales for the Mixing Group decreased to $78.4 million in 1996 from $86.2 million in 1995, a decrease of $7.8 million or 9.0% due to a general economic slow down in their markets, resulting in lower sales volumes and lower price realizations. Additionally, the decline in net sales in 1996 for the Mixing Group reflects the loss of sales at a major tire manufacturer who began mixing with his own equipment in 1996.

        Gross Profit. Gross profit decreased to $37.4 million in 1996 from $44.4 million in 1995, a decrease of $7.0 million or 15.8%. As a percentage of net sales, gross profit decreased to 13.6% in 1996 from 16.3% in 1995. Ensolite added $3.2 million in gross profit for 1996. Without Ensolite, gross profit would have decreased by $10.2 million or 23.0%. Each of the Company's subsidiaries experienced decreases in gross profit except for OleTex which realized an improvement of 9.4%. Gross profit at Rubatex's Bedford Virginia operations declined by $8.5 million or 83.3% of the overall decline in 1996 gross profit (excluding Ensolite). Decreases in gross profit resulted from lower sales volumes, downward pressure on margins due to competitive markets, and increased costs associated with addressing the quality problems at Bedford. Additionally, gross profit was impacted by a fourth-quarter charge of $4.9 million related to certain inventory adjustments. Gross profit in 1996 was also affected by $0.4 million of fourth-quarter charges for liabilities incurred in connection with severence and other personnel related costs and certain other items. Excluding the fourth-quarter charges and including Ensolite, gross profit decreased to $42.7 million, a decrease of $1.7 million or 3.8%.

        SG&A. SG&A increased to $30.5 million in 1996 from $26.3 million in 1995, an increase of $4.2 million or 16.0%. As a percentage of net sales, SG&A increased to 11.1% in 1996 from 9.7% in 1995. The increase in SG&A includes $3.4 million of fourth-quarter charges for liabilities incurred in connection with severance and other personnel related costs and certain other items. Excluding these charges, SG&A would have been $27.1 million or 9.8% of net sales in 1996, which represents an increase of $0.8 million or 3.0% over 1995.

        Operating Income (Loss). Operating income (loss) decreased to an operating loss of $24.6 million in 1996 from operating income of $15.6 million in 1995, a decrease of $40.2 million. In the fourth quarter of 1996, the Company recorded a loss on impairment of long-lived assets of $26.5 million related to the Bedford operations. Exclusive of the effects of all of the aforementioned fourth-quarter charges, operating income decreased to $10.6 million in 1996 from $15.6 million in 1995, a decrease of $5.0 million or 32.1%.

        Net Income (Loss). Net income (loss) decreased to a net loss of $35.1 million in 1996 from net income of $2.7 million in 1995, a decrease of $37.8 million. In addition to the effects of the matters referred to above, net income (loss) was effected by an increase in interest expense of $8.0 million as a result of : (i) 1996 reflecting a full year of interest expense related to additional debt incurred in connection with the Acquisition; (ii) increased borrowings in connection with the Ensolite Acquisition; (iii) increased borrowings under the revolving credit agreement; and (iv) increased interest rates. An income tax benefit of $8.3 million in 1996 partially mitigates the net income effect of the lower profits, fourth-quarter charges and higher interest expense.

        During the fourth quarter of 1997, the Company reevaluated its deferred tax asset to determine the need for a valuation allowance given the Company's revised expectations with respect to future taxable income due primarily to the increased levels of interest associated with the additional indebtedness incurred in 1997 as well as the expiration dates of the Company's net operating loss carryforwards. As a result of the foregoing, a valuation allowance of $18.8 million was recorded in the fourth quarter of 1997. The Company periodically reviews this valuation allowance and makes required adjustments as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal or no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. On December 11, 1997, the Company entered into a new credit agreement (the "New Credit Agreement") which provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $2.2 million of which is reserved for an irrevocable standby letter of credit. As of December 31, 1997, borrowings against the revolving credit facility were $5.0 million and unused borrowing capacity was $17.8 million.

        The Company is highly leveraged. At December 31, 1997, the Company's indebtedness was $206.0 million and its stockholder's equity was a deficit of $9.3 million. For the two and one-half month period ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company's earnings were insufficient to cover fixed charges by $5.2 million, $43.3 million, and $14.8 million, respectively. The problems at Conover (see "Results of Operations") had a negative impact on the Company's results of operations during 1997, particularly in the fourth quarter. If improvements in Conover's operating performance do not materialize during 1998, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

        Cash Flow From Operating Activities. Cash used in operating activities was $2.4 million in 1997 compared to cash provided of $9.1 million in 1996. Accounts receivable and inventory increased by a total of $5.5 million during 1997 compared to a decrease of $13.6 million in 1996. Cash flow from operating activities in 1997 also reflects cash of $1.3 million provided by an employee healthcare cost rebate of $0.8 million and cash royalties received of $0.5 million.

        Cash Flow From Investing Activities. Cash used in investing activities was $16.7 million in 1997 compared to $33.8 million in 1996. Cash used in connection with the acquisition of Ensolite totaled $23.5 million, $22.0 million of which was spent in 1996 with the remainder spent in 1997. Capital expenditures were $15.6 million in 1997 compared to $11.8 million in 1996. The Company intends to continue its strategy of investing in improved plant and equipment with planned capital expenditures of approximately $7.0 million in 1998. Such capital expenditures will be financed through cash from operations and borrowings under the New Credit Agreement. Expansion at Rubatex's Conover North Carolina plant and relocation of Ensolite from Mishawaka Indiana accounted for a substantial portion of the 1997 capital expenditures.

        Cash Flow From Financing Activities. Cash provided by financing activities was $16.0 million in 1997 compared to $22.2 million in 1996. In the fourth quarter of 1997, the Company issued $100.0 million in 12.0% Senior Secured Notes. The proceeds of the Senior Secured Notes were used to repay the Term Notes, the outstanding indebtedness under the previous credit agreement, and pay issuance costs.

        During 1998, interest payments in connection with the Senior Secured Notes and Senior Subordinated Notes are required as follows: $5.6 million in April; $6.0 million in July; and $5.6 million in October. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

        The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the New Revolving Credit Facility, to meet required interest payments and meet working capital and capital expenditures requirements through December 31, 1998 and for the foreseeable future.

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Adjusted Earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA"), decreased to $22.4 million in 1997 from $22.9 million in 1996, a decrease of $0.5 million or 2.2%.

        Management believes EBITDA is one indicator of a company's liquidity; however, EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. The Company believes that EBITDA, as one indicator of a company's liquidity, provides useful information, but does not represent cash available to service debt. EBITDA should not be considered in isolation or as a substitute for the information presented in the Company's consolidated statement of operations prepared in accordance with generally accepted accounting principles. For example, EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to the use of cash flows as a measure of liquidity. Moreover, EBITDA does not reflect, as does cash flow from operations, the cash needed to support changes in working capital.

        The Company's indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization. The financial covenants to which the Company is subject which are contained in the New Credit Agreement become more restrictive during 1998. The Company was in compliance with all terms of its indebtedness at December 31, 1997.

YEAR 2000

        The arrival of the year 2000 poses a unique challenge to all enterprises which depend on computers, computer software and other equipment including machinery and equipment utilizing microprocessors in conducting their normal operations. As the year 2000 approaches, such systems may become unable to function properly or may even fail completely as the result of programming which recognizes dates using only two digits rather than four. Consequently, operations could be disrupted or temporarily halted if the deficiencies in such systems are not corrected in a timely manner.

        The Company is undertaking a comprehensive assessment and corrective action program designed to ensure that its essential systems will appropriately recognize the year 2000. Beginning in 1995, the Company started a project to replace substantially all of its primary business systems. Management estimates that this project will be completed by the end of the first quarter of 1999. Although the costs incurred in connection with this project would have been incurred regardless of the existence of year 2000 issues, the replacement project is expected to provide year 2000 compliance with respect to such systems. The Company estimates capital expenditures of approximately $3.3 million in connection with updating its primary business systems. Corrective action related to the Company's other essential systems and equipment is also expected to be completed by the end of the first quarter of 1999.

        The Company's assessment of the impact of year 2000 issues and the related timing associated with the completion of efforts intended to resolve year 2000 issues are based on management's estimates, which were developed utilizing certain assumptions with respect to future events. Based on these estimates and assumptions, management believes it will achieve year 2000 readiness in a timely manner for essential systems. However, actual circumstances could differ from those anticipated by management thereby altering the timetable for completion, the effectiveness of implementation and the related costs of year 2000 compliance programs.

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

        The Company anticipates capital expenditures of approximately $1.7 million in the aggregate over the next three to five years relating to environmental matters. These expenditures include, among other things, making improvements in the Company's underground storage tank systems, designing and installing air emission control equipment and implementing spill control plans. As a result of internal evaluations and discussions with its advisors and consultants, the Company estimates that the cost of the Company's known potential environmental liabilities ranges from $1.8 million to $2.9 million. Based on the reasonably expected amount of such liabilities, the Company has established a reserve on its balance sheet for environmental liabilities, which as of December 31, 1997 was approximately $2.1 million. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

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

        During 1997, the North Carolina Department of Environment and Natural Resources asserted that the Company's Conover North Carolina plant was in violation of the visible emissions requirement of that state's clean air act and assessed a minimal penalty. The Company is currently investigating the problem and has hired a consulting firm to identify potential methods of complying with the state's visible emissions requirements. The Company believes that add-on pollution control technology is available which would allow the Company to comply with such requirements. A report from the consultant is due in the second quarter of 1998.

        The Company's leased Barberton, Ohio facility was listed in the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") index with the designation "No Further Remedial Action Planned." However, such facility was delisted from the CERCLIS index on August 31, 1995, based on a follow-up site investigation that year by a United Stated Environment Protection Agency ("U.S. EPA") contractor. The property remains identified on the Ohio 1994 Master Sites List, with a designation of "medium priority." The Ohio EPA issued a complaint with respect to the Barberton facility in 1991 and, although such complaint remains open, the Company believes that all noted items have been corrected. Although some further investigation or cleanup of the site may be required, the Company does not expect that the costs of those activities would have a material adverse effect on the Company's financial condition, operations or liquidity. Any such costs would likely be incurred over several years.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The information herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements arc reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Prospectus dated May 2, 1996.

New Accounting Standards

        In June, 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement becomes effective for the Company in 1998.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's 1997 consolidated financial statements are presented on pages F-1 through F-20 of this Annual Report on Form 10K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

                               RBX CORPORATION

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is the name, age as of December 31, 1997, and a brief account of the business experience of each person who is, or was at December 31, 1997, a director or executive officer of the Company.

        Name            Age             Position
        ----            ---             --------
Frank H. Roland         62      President, Chief Executive Officer and
                                  Director
John C. Cantlin         49      Vice President, Chief Financial Officer and
                                  Treasurer
Mark T. Dobbins         52      Vice President - Human Resources
Timothy J. Bernlohr     38      Vice President - Sales and Marketing
Alfred H. Turner        57      Vice President - Information Systems
Harry L. Schickling     59      Vice President and Secretary
Tom H. Barrett          67      Chairman of the Board and Director
W. Richard Bingham      62      Director
Theodore C. Rogers      63      Director
Lawrence W. Ward, Jr.   45      Director
Robert J. Klein         33      Director
Steven W. Schaefer      60      Director

        Mr. Roland has been the President and Chief Executive Officer of the Company since October 1996. He became President of Rubatex in April 1995. The former President of Halstead, Mr. Roland joined the Company in January 1995 upon the Company's acquisition of Halstead Corporation, a subsidiary of Halstead. Mr. Roland joined Halstead in May 1989 as Chief Financial Officer and Treasurer and was promoted to President in April 1992. Prior to his employment with Halstead, he served in various executive capacities with H. H. Roberston Co. and United Dominion Industries, Inc.

        Mr. Cantlin has been a Vice President of the Company since September 1997. Prior to joining the Company, Mr. Cantlin spent seven years as the Executive Vice President of Finance and Corporate Secretary of Stockham Valves, Inc. He also has ten years experience as Chief Financial Officer of several divisions of FMC Corporation.

        Mr. Dobbins has been a Vice President of the Company since November 1996. Between 1991 and 1996, Mr. Dobbins was Vice President -- Human Resources for Halstead Industries, Inc. Prior to 1991, Mr. Dobbins spent seven years as Director of Training and Industrial Relations as well as Director
International Human Resources for ICI Americas Corporation. Prior experience included Vice President -- Human Resources Engineered Products/ITT Grinnell and various human resource assignments with Cutler-Hammer Corporation and Masonite Corporation.

        Mr. Bernlohr has been a Vice President of the Company since May 1997. Prior to joining the Company, Mr. Bernlohr spent 16 years with Armstrong World Industries ("Armstrong") and spent his last five years at Armstrong as Division Sales & Marketing Manager for North America.

        Mr. Turner has been a Vice President of the Company since July 1997. Prior to joining the Company, Mr. Turner spent four years as the Director of Information Systems for OSI, Specialities Division of Witco Chemical Corporation. Prior to 1993, Mr. Turner held the Senior Information Services role at TRACO, Robertson-Ceco Corporation and Amca Corporation.

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

        Mr. Barrett has been a director of the Company since the Acquisition. Mr. Barrett is the former Chairman, President and Chief Executive Officer of Goodyear Tire & Rubber Company, where he also served in various executive capacities from 1953 to 1991. Mr. Barrett joined AIP in 1992 and is a limited partner of American Industrial Partners II, L.P. ("AIP-LP"), the general partner of AIP-CF, and is a director and officer of American Industrial Partners Corporation ("AIPCorp."), and a director of AO Smith Corporation, Rubbermaid Inc. and Air Products & Chemicals, Inc. He is also a trustee of Mutual Life Insurance Company of New York.

        Mr. Bingham has been a director of the Company since the Acquisition. Mr. Bingham co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of AIP-LP and an officer and director of AIPCorp. Prior to co-founding AIP, Mr. Bingham was a Managing Director of Shearson Lehman Brothers Inc. from 1984 until late 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was director of the Corporate Finance Department, member of the Board, and, most recently, head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a partner and member of the Board and Executive Committee. Mr. Bingham is currently a director of Sweetheart Holdings Inc. ("Sweetheart"), Stanadyne Automotive Corp. ("Stanadyne") and Bucyrus International, Inc. ("Bucyrus"). He formerly served on the boards of Avis, Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

        Mr. Rogers has been a director of the Company since the Acquisition. Mr. Rogers co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of AIP-LP and an officer and director of AIPCorp. From 1980 to 1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation, MCorp and Southwest Bancshares Inc. He is currently a director of Easco, Sweetheart, Stanadyne, Bucyrus and Derby International.

        Mr. Ward has been a director of the Company since the Acquisition. Mr. Ward has been an employee of AIP since 1992. From 1989 to 1992, he was Vice President and Chief Financial Officer of Plantronics, Inc., a telecommunications equipment company, and from 1980 to 1989, he held several investment banking positions at Kidder, Peabody & Co., Incorporated, including Senior Vice President. Mr. Ward is a director of Easco, Stanadyne, Sweetheart and Bucyrus.

        Mr. Klein has been a director of the Company since the Acquisition. Mr. Klein has been an employee of AIP since 1992. From 1991 to 1992, he was an associate at The First Boston Corporation and prior thereto was an associate with Acadia Partners, L.P. From 1986 to 1988, he served as a financial analyst in the mergers and acquisitions department of Morgan Stanley & Co. Incorporated. Mr. Klein is a director of Easco.

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

ITEM 11.        EXECUTIVE COMPENSATION

        Summary Compensation Table. The following table sets forth information concerning the compensation for Mr. Roland and the four other most highly compensated officers of the Company.


                          SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
                                                          -----------------------            All Other
                                              Year          Salary        Bonus             Compensation
                                           ---------      ----------    ---------         ----------------
Frank H. Roland, President and Chief
Executive Officer and Director (8)            1997          $330,000           -             $4,101 (1)
                                              1996           288,919           -              4,134 (1)
John C. Cantlin, Vice President, Chief
Financial Officer and Treasurer (9)           1997           $63,333 (5)  $25,000 (2)     $118 (1)/$15,833 (3)
                                              1996                 -            -            -


Timothy J. Bernlohr, Vice President --
Marketing and Sales (10)                      1997          $112,500 (6)  $30,000 (2)     $236 (1)/$77,000 (4)
                                              1996                 -            -            -

Mark T. Dobbins, Vice President --
Human Resources                               1997          $150,000            -         $354 (1)
                                              1996                 -            -            -
Alfred H. Turner, Vice President --
Information Systems                           1997          $104,167 (7)        -         $268 (1)/$10,425 (3)
                                              1996                 -            -            -

Harry L. Schickling, Vice President --
Adminsitration and Secretary                  1997          $125,000            -       $3,479 (1)
                                              1996                 -            -            -

(1) Reflects term life insurance premiums paid by the Company and amounts contributed under the Company's 401(k) plan for each executive.

(2)    Reflects guaranteed minimum bonus for 1997.

(3)    Reflects signing bonus.

(4) Reflects payments made by the Company to compensate Mr. Bernlohr for the forfeiture of stock options and performance restricted shares of his prior employer (of which $38,500 was paid at the end of his first month of employment and $38,500 will be paid January 1, 1998).

(5) Reflects Mr. Cantlin's earnings from September 1997 (when he joined the Company) through December 1997. His annual salary is $190,000.

(6) Reflects Mr. Bernlohr's earnings from May 1997 (when he joined the Company) through December 1997. His annual salary is $150,000.

(7) Reflects Mr. Turner's earnings from July 1997 (when he joined the Company) through December 1997. His annual salary is $125,100

(8) Steven W. Schaefer, who served as President and Chief Executive Officer of the Company until October 1996, was paid salary, bonus, and all other compensation of $341,195, $0, and $4,134, respectively, in 1996.

(9) Mr. Cantlin's predecessor, Thomas F. Lemker, was paid salary, bonus, and all other compensation of $179,586, $0, and $4,134(1), respectively, in 1996.

(10) Mr. Bernlohr's predecessor, Roger C. Dickson was paid salary, bonus, and all other compensation of $168,329, $0, and $4,134(1), respectively in 1996.

          Stock Options and Stock Appreciation Rights ("SARs"). No options to acquire common stock, $.01 par value, of RBX Group (the "Common Stock") or SARs were granted to any named executive officer of the Company during the year ended December 31, 1997. The following table provides information on options exercised during 1997 for the named executive officers and the value of such unexercised options as of the end of such year. No SARs were outstanding in 1997.

          AGGREGATED OPTION EXERCISES FOR 1997 AND OPTION VALUES AS
                        OF DECEMBER 31, 1997 TABLE(1)

                                                      Number of Securities              Value of Unexercised
                        Shares                   Underlying Unexercised Options         In-the-Money Options
                     Acquired on     Value            as of December 31, 1997          as of December 31, 1997
                       Exercise    Realized($)  (#) Exercisable/Unexercisable(1)  ($) Exercisable/Unexercisable(2)
                     -----------   -----------  --------------------------------  --------------------------------
Frank H. Roland.......      0            0               5,223 / 5,100                     $391,725 / $0
Harry L. Schickling...      0            0               3,176 / 900                       $238,200 / $0


(1) Represents outstanding Rollover Options (as defined) and Incentive Options (as defined).

(2) Amounts shown are based on the estimated fair value of the Common Stock as of December 31, 1997 at $100 per share

        Rollover Options. At the time of the Acquisition, certain options held by management were converted into options to acquire common stock of RBX Group (the "Rollover Options").

        Incentive Options. On October 16, 1995, the Board of Directors of RBX Group adopted the Management Stock Option Plan (the "Management Stock Option Plan"). The purposes of the Management Stock Option Plan are to motivate and retain certain management employees of the Company and its subsidiaries and attract and retain talented individuals as employees by allowing them to acquire an ownership interest in the Company. The Management Stock Option Plan provides for the grant of up to 40,000 stock options (the "Incentive Options"), subject to adjustment for stock splits and similar capital changes. As of December 31, 1997, 12,600 Incentive Options were outstanding and 27,400 Incentive Options were available for future grants.

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

        The Board of Directors selects the participants and establishes the terms and conditions of each Incentive Option grant.

PENSION PLANS

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

        The Company has also adopted an unfunded supplemental retirement plan for certain designated employees (the "SERP") which is designed to supplement the benefits payable to participants under the Plan and certain other plans of the Company. The annual benefit ordinarily payable under the SERP is equal to 50% of the participant's Final Average Compensation (as determined under the Plan), calculated based on a maximum compensation of $235,840 (or, if greater, the amount of the Pay Limit then in effect), but reduced by (i) the sum of all benefits under the Plan and any other qualified plans maintained by the Company, (ii) the amount of monthly Social Security benefit payments received by the participant, and (iii) the amount of any long-term disability payments to the participant. The SERP has the effect of establishing a minimum pension level for participating executives, regardless of participation in the Qualified Plans.

        The estimated annual benefits payable under the Plan (as a straight life annuity commencing at age 65) for employees not covered by the SERP are illustrated below:

                                           Years of Service
                                           ----------------
Final Average Compensation(1)   15       20       25       30       35
-----------------------------   --       --       --       --       --
      $125,000                $16,682  $22,242  $27,803  $33,364  $38,924
       150,000 and above       20,432   27,242   34,053   40,864   47,674


(1) Annual covered compensation is assumed to be $27,576, the 1997 value for a participant age 65. All pay is assumed to be capped at the 401(a)(17) pay limit of $150,000. No grandfathered benefits are included in the calculations for past pay cap levels.

DIRECTOR COMPENSATION

        Mr. Barrett receives an annual fee of $150,000 for his service as Chairman of the Board of Directors. Mr. Schaefer receives an annual retainer of $15,000, plus $1,000 per meeting of the Board of the Directors. All other Directors currently do not receive a fee or an annual retainer for their services as Directors. Each of the Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

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

EMPLOYMENT AGREEMENTS

        Mr. Cantlin is party to an employment arrangement which remains in effect at least until September 1, 2000, unless terminated earlier for cause. The arrangement provides for a base salary of $190,000 and incentive compensation based on the Company's financial performance.

        Mr. Bernlohr is party to an employment arrangement which remains in effect at least until April 1, 2000, unless terminated earlier for cause. The arrangement provides for an annual base salary of $150,000 and incentive compensation based on the Company's performance.

        Mr. Dobbins is party to an employment arrangement which remains in effect at least until November 18, 1999, unless terminated earlier for cause. The arrangement provides for an annual base salary of $150,000 and incentive compensation based on the Company's performance.

        Mr. Turner is party to an employment arrangement which remains in effect at least until March 1, 2000, unless terminated earlier for cause. The arrangement provides for an annual base salary of $125,100 and incentive compensation based on the Company's performance.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1997, RBX Group was the only holder of record of shares of the Company's common stock, par value $.01 per share. As of December 31, 1997, there were 15 holders of record of shares of Common Stock of RBX Group. The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 13, 1998, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o RBX Corporation, 5221 ValleyPark Drive, Roanoke, Virginia 24019.


        Name                                  Number(1)  Percentage(2)
        ----                                  ---------  -------------
American Industrial Partners Capital
 Fund II, L.P.(3)(4)                            394,275      78.9%
American Industrial Partners Capital
 Fund, L.P.(3)(4)                               100,000      20.0%
Frank H. Roland(5)                                5,223       1.0%
Tom H. Barrett                                    1,000         *
W. Richard Bingham(4)                           494,275      98.9%
Theodore C. Rogers(4)                           494,275      98.9%
Lawrence W. Ward, Jr                                100        *
Robert J. Klein                                     150        *
All directors and executive officers
  as a group (12 persons)(6)                    508,590      99.3%

----------
* Represents less than 1%.

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

 (2) Based upon 499,275 shares of Common Stock outstanding as of March 13,
     1998.

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

 (6) Includes an aggregate of 29,436 shares of Common Stock held by directors and past and present executive officers which are issuable upon exercise of options exercisable within 60 days of the date hereof.

        The total amount of authorized capital stock of the Company is 1,000 shares of common stock, $0.01 par value per share, and no shares of preferred stock. The total amount of authorized capital stock of the RBX Group is 1,000,000 shares of Common Stock, 100,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock") and 90,000 shares of non-voting Series A preferred stock, par value $0.01 per share (the "Series A Preferred Stock"). As of December 31, 1997, 1,000 shares of the Company's Common Stock were issued and outstanding, 499,275 shares of RBX Group's Common Stock were issued and outstanding and 90,000 shares of RBX Group's Series A Preferred Stock were issued and outstanding. All of the issued and outstanding shares of Series A Preferred are held by AEA Investors, Inc. or affiliates thereof.

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

MANAGEMENT SERVICES AGREEMENT

        AIP has provided, and expects to provide, substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $850,000 for providing general management, financial and other corporate advisory services to the Company, payable semiannually, and is reimbursed for out-of-pocket expenses. The fees are paid to AIP pursuant to a management services agreement among AIP, RBX Group, the Company and the Company's subsidiaries and are subordinated in right of payment to the Senior Secured Notes, the New Credit Agreement and the Senior Subordinated Notes.

                                   PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

See Part II

(a)(2)  FINANCIAL STATEMENT SCHEDULES

                               RBX CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                      Balance at          Charged to        Balance at
Description        Beginning of Year  Costs and Expenses  Deductions (a)  End of Year
-----------        -----------------  ------------------  --------------  -----------
Allowance for
doubtful accounts:
1997                   $1,337               $645               $477          $1,505
1996                   $1,678               $531               $872          $1,337
1995(b)                 2,436                417              1,175           1,678

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

(b) 1995 amounts have been combined for the Company and the Predecessor as defined in Note 1 to the consolidated financial statements.


(a)(3)  EXHIBITS


EXHIBIT NO.     ITEM
-----------     -------------------------------------------------------------
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

4.7 Stockholders Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners Capital Fund, L.P.**

4.8 Indenture, dated as of December 11, 1997, among RBX Corporation, each Subsidiary Guarantor and State Street Bank and Trust Company, as trustee (the "Trustee").

4.9 Forms of 12% Series A and Series Senior Secured Notes including the Form of Subsidiary Guarantees.

4.10 Purchase Agreement, dated as of December 5, 1997, among RBX Corporation, each Subsidiary Guarantor (effective as of October 16, 1995), Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc.

4.11 Registration Rights Agreement, dated as of December 11, 1997, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc.

4.12 Company Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.

4.13 Company Pledge Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.

4.14 Company Copyright Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.

4.15 Company Patent Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.

4.16 Company Trademark Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.

4.17 Subsidiaries' Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.

4.18 Subsidiaries' Pledge Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.

4.19 Subsidiaries' Copyright Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.

4.20 Subsidiaries' Patent Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.

4.21 Subsidiaries' Trademark Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.

10.1 Credit Agreement, dated as of December 11, 1997, among RBX Corporation, the several banks and other financial institutions from time to time parties thereto (the "Lenders") and The Chase Manhattan Bank, as agent (the "Agent").

10.2 Senior Security Agreement, dated as of December 11, 1997, made by RBX Corporation and each of the Subsidiary Guarantors in favor of the Agent.

10.3 Guarantee Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Agent.

10.4 Intercreditor Agreement, dated as of December 11, 1997, by and among RBX Corporation, each of the Subsidiary Guarantors, the Agent and the Trustee.

10.5 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.6 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.7 Management Services Agreement, dated as of October 16, 1996, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.8 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995.*

10.9            Employment Agreement between RBX Corporation and John C.
                Cantlin.

10.10           Employment Agreement between RBX Corporation and Tim Bernlohr.

10.11           Employment Agreement between RBX Corporation and Mark T.
                Dobbins.

10.12           Employment Agreement between RBX Corporation and Alfred H.
                Turner.

10.13 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993.*

10.14           Pension Plan effective as of January 1, 1991.*

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

(b)  REPORTS FILED ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ending December 31, 1997.

                               RBX CORPORATION


                        INDEX TO FINANCIAL STATEMENTS










Independent Auditors' Report..............................................F-2

Consolidated Financial Statements

        Consolidated Balance Sheets.......................................F-3

        Consolidated Statements of Operations.............................F-4

        Consolidated Statements of Cash Flows.............................F-5

        Consolidated Statements of Changes in Stockholder's Equity........F-6

        Notes to Consolidated Financial Statements........................F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of RBX Corporation
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of RBX Corporation and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the two and one-half month period ended December 31, 1995 and the years ended December 31, 1996 and 1997. We have also audited the consolidated statements of operations and cash flows of RBX Investors Inc. and subsidiaries (the Predecessor) for the nine and one-half month period ended October 16, 1995. Our audits also included the financial statement schedule presented in the index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RBX Corporation and its subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for the two and one-half month period ended December 31, 1995 and the years ended December 31, 1996 and 1997, respectively, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor financial statements for the nine and one-half month period ended October 16, 1995, present fairly, in all material respects, the results of operations and cash flows of the Predecessor and its subsidiaries in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company acquired the Predecessor as of October 16, 1995 in a business combination accounted for as a purchase. The financial statements of the Predecessor are not directly comparable to those of the Company due to the accounting for the acquisition.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 17, 1998

                               RBX CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1997
                      (in thousands, except share data)

                                    ASSETS
                                                                                  1996          1997
                                                                              ----------    ----------
Cash and cash equivalents.....................................................$    3,293    $      166
Accounts receivable, less allowance for doubtful accounts of
        $1,337 and $1,505, respectively.......................................    33,740        38,030
Inventories...................................................................    38,635        39,810
Deferred income taxes.........................................................     1,112             -
Prepaid and other current assets..............................................     2,130         1,184
                                                                              ----------    ----------

                Total current assets..........................................    78,910        79,190

Property, plant and equipment, net............................................    91,068        97,374
Deferred income taxes.........................................................    11,096             -
Intangibles and other assets,  net............................................    99,626        99,357
                                                                              ----------    ----------

                Total assets..................................................$  280,700    $  275,921
                                                                              ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable..............................................................$   12,867    $   17,215
Accrued liabilities...........................................................    17,342        15,766
Current portion of postretirement benefit obligation..........................     2,302         2,137
Current portion of long-term debt.............................................     1,728           350
                                                                              ----------    ----------

                Total current liabilities.....................................    34,239        35,468

Long-term debt................................................................   183,164       205,687
Postretirement benefit obligation.............................................    32,032        32,910
Pension benefit obligation....................................................     9,228         9,416
Other liabilities.............................................................     1,724         1,704

Commitments and contingencies (Note 11).......................................         -             -

Stockholder's equity:
        Common stock, $0.01 par value, 1,000 shares authorized, issued
        and outstanding.......................................................         -             -
        Additional paid-in-capital............................................    58,690        58,103
        Accumulated deficit...................................................   (38,377)      (67,367)
                                                                              ----------    ----------

                Total stockholder's equity....................................    20,313        (9,264)
                                                                              ----------    ----------

                Total liabilities and stockholder's equity....................$  280,700    $  275,921
                                                                              ==========    ==========

See notes to consolidated financial statements.

                               RBX CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                          Predecessor                   Company
                                                                          ------------  ----------------------------------------
                                                                          9 1/2 Months  2 1/2 Months     Year          Year
                                                                             Ended         Ended         Ended         Ended
                                                                          October 16,   December 31,  December 31,  December 31,
                                                                             1995          1995          1996          1997
                                                                          ---------     ---------     ---------     ---------

Net sales.................................................................$ 220,321     $  51,646     $ 275,715     $ 281,662
Cost of goods sold........................................................  180,677        46,911       238,365       243,383
                                                                          ---------     ---------     ---------     ---------
Gross profit..............................................................   39,644         4,735        37,350        38,279

Selling, general and administrative costs.................................   21,112         5,193        30,474        28,265
Management  fees..........................................................      418           180           995           986
Loss on impairment of long-lived assets...................................        -             -        26,498             -
Unusual item..............................................................      620             -             -             -
Amortization of goodwill and other intangibles............................      565           733         3,943         3,332
Other expense (income)....................................................       51           (68)           66           193
                                                                          ---------     ---------     ---------     ---------
Operating income (loss)...................................................   16,878        (1,303)      (24,626)        5,503
Interest expense, including amortization of deferred financing fees.......    6,878         3,867        18,685        20,285
                                                                          ---------     ---------     ---------     ---------

Income (loss) before income taxes.........................................   10,000        (5,170)      (43,311)      (14,782)
Income tax expense (benefit)..............................................    3,979        (1,849)       (8,255)       12,422

                                                                          ---------     ---------     ---------     ---------
Income (loss) before extraordinary item...................................    6,021        (3,321)      (35,056)      (27,204)
Extraordinary item: loss on extinguishment of debt, net of income tax
 effects of $0............................................................        -             -             -         1,786

                                                                          ---------     ---------     ---------     ---------
Net income (loss).........................................................$   6,021     $  (3,321)    $ (35,056)   $  (28,990)

                                                                          =========     =========     =========     =========

See notes to consolidated financial statements.

                               RBX CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Predecessor                  Company
                                                                          -----------   --------------------------------------
                                                                          9 1/2 Months  2 1/2 Months     Year         Year
                                                                            Ended          Ended         Ended        Ended
                                                                          October 16,   December 31,  December 31, December 31,
                                                                             1995           1995          1996          1997
Operating activities:                                                     ---------     ---------     ---------    ----------
Net income (loss).........................................................$   6,021     $  (3,321)    $ (35,056)   $  (28,990)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Loss on impairment of long-lived assets.................................        -             -        26,498             -
  Extraordinary item: loss on extinguishment of debt......................        -             -             -         1,786
  Depreciation............................................................    5,820         1,310         7,124         8,370
  Amortization............................................................    1,671         3,593         4,965         4,278
  Provision for deferred income taxes.....................................      274          (667)       (7,668)       12,208
  Loss (gain) on disposal of equipment....................................      (17)            -            66           193
  Increase (decrease) in cash from changes in assets and
    liabilities net of effect of business acquisition:
  Accounts receivable.....................................................   (3,909)        3,186         8,196        (4,290)
  Inventories.............................................................   (3,380)          136         5,431        (1,175)
  Prepaid and other current assets........................................     (408)         (999)         (864)          953
  Other assets............................................................        -             -             -            50
  Accounts payable........................................................    4,041        (4,315)       (1,913)        4,348
  Accrued liabilities.....................................................   (2,117)        2,859         2,236        (1,010)
  Other liabilities.......................................................      444             3           122           881
                                                                          ---------     ---------     ---------    ----------
Net cash provided by (used in) operating activities.......................    8,440         1,785         9,137        (2,398)
                                                                          ---------     ---------     ---------    ----------
Investing activities:
Capital expenditures......................................................   (6,323)         (823)      (11,818)      (15,582)
Acquisitions, net of cash acquired........................................   (1,069)     (199,015)      (22,042)       (1,423)
Proceeds from disposals of property, plant and equipment..................      101             -            31           307
                                                                          ---------     ---------     ---------    ----------
Net cash used in investing activities.....................................   (7,291)     (199,838)      (33,829)      (16,698)
                                                                          ---------     ---------     ---------    ----------
Financing activities:
Contributions to capital..................................................        -        40,000        10,030             -
Dividends to RBX Group....................................................        -             -          (235)         (587)
Proceeds from borrowings..................................................    4,000       170,000        27,000       135,250
Principal payments on long-term debt......................................   (5,916)         (136)      (13,853)     (116,855)
Payments of financing fees................................................        -        (5,988)         (780)       (1,839)
                                                                          ---------     ---------     ---------    ----------
Net cash provided by (used in) financing activities.......................   (1,916)      203,876        22,162        15,969
                                                                          ---------     ---------     ---------    ----------
Net increase (decrease) in cash and cash equivalents......................     (767)        5,823        (2,530)       (3,127)
Cash and cash equivalents:
        Beginning of period...............................................      767             -         5,823         3,293
                                                                          ---------     ---------     ---------    ----------
        End of period.....................................................$       -     $   5,823     $   3,293    $      166
                                                                          =========     =========     =========    ==========

See notes to consolidated financial statements.

                               RBX CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
        For the Two and One-half Month Period Ended December 31, 1995 and the Years ended December 31, 1996 and 1997
                                (in thousands)

                                                        Additional                      Total
                                           Common        Paid-in      Accumulated    Stockholder's
                                           Stock         Capital        Deficit         Equity
                                        -----------    -----------    -----------   ----------------
Initial capitalization..................$         -    $    43,895    $         -   $         43,895
Net loss................................          -              -         (3,321)            (3,321)
                                        -----------    -----------    -----------   ----------------

Balances at December 31, 1995...........          -         43,895         (3,321)            40,574
Capital contribution....................          -         15,030              -             15,030
Dividend to RBX Group...................          -           (235)             -               (235)
Net loss................................          -              -        (35,056)           (35,056)
                                        -----------    -----------    -----------   ----------------

Balances at December 31, 1996...........          -         58,690        (38,377)            20,313
Dividends to RBX Group..................          -           (587)             -               (587)
Net loss................................          -              -        (28,990)           (28,990)
                                        -----------    -----------    -----------   ----------------

Balances at December 31, 1997...........$         -        $58,103       $(67,367)           $(9,264)
                                        ===========    ===========    ===========   ================

See notes to consolidated financial statements.

                               RBX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except as otherwise noted)




1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of RBX Corporation and its wholly owned subsidiaries (the "Company"). RBX Corporation's subsidiaries, Rubatex Corporation, OleTex, Inc., Groendyk Mfg Co., Inc., Universal Polymer & Rubber, Inc., Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio, and Illinois. The Company is a wholly owned subsidiary of RBX Group, Inc., ("RBX Group") a non-operating holding company. Effective October 16, 1995, RBX Investors Inc. (the "Predecessor") was acquired by the Company. The consolidated financial statements and note disclosures prior to the date of the Acquisition (as defined, see Note 2) are not comparable due to the accounting for the Acquisition.

The Company follows the same accounting policies as the Predecessor.

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The Company manufactures rubber and plastics products which are used in a wide range of applications including athletic equipment, sports medicine wraps, neoprene wetsuits, hardware center products, other consumer products, automotive components, insulation for refrigeration and air conditioning systems, and other industrial products.

The accounts of RBX Corporation and its subsidiaries are included in the consolidated financial statements after elimination of significant intercompany transactions and profits and losses.

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

Customer Lists - Customer lists are amortized using the straight-line method over 18-25 years.

Deferred Financing Costs - Deferred financing costs are amortized using the effective interest method over the life of the related debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company generally uses quoted market prices to determine the fair value of its indebtedness. If quoted market prices are not available, management estimates fair value based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The carrying amounts of other assets and liabilities qualifying as financial instruments approximate fair value.

REVENUE

Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided based on historical experience and current estimates.

RESEARCH AND DEVELOPMENT

Research and development expenditures, which are expensed as incurred, were approximately $2,695 and $706 for the nine and one-half months ended October 16, 1995 and the two and one-half months ended December 31, 1995, respectively, and $3,469 and $3,686 for the years ended December 31, 1996 and 1997, respectively.

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company assesses impairment of long-lived assets such as property, plant and equipment and goodwill whenever changes or events indicate that the carrying value may not be recoverable. Such long-lived assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount (See Note 15).

                               RBX CORPORATION

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. ACQUISITIONS

On October 16, 1995, pursuant to a plan of merger, the Company acquired the Predecessor for approximately $201.6 million plus direct expenses of approximately $3.8 million (the "Acquisition"). The purchase cost was composed of $94.1 million in cash, $3.9 million in Preferred Stock of RBX Group (having an aggregate liquidation value of $9.0 million) and assumption of $95.5 million in debt and $8.1 million in unpaid seller expenses.

The Acquisition was accounted for using the purchase method of accounting, whereby the excess of the purchase cost over the recorded book value of net assets acquired was allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed based on independent valuations and other studies. The purchase cost was allocated as follows:

         Inventory                              $  45,171
         Working capital, excluding inventory      13,867
         Property, plant and equipment             81,320
         Identifiable intangible assets            40,191
         Goodwill                                  67,667
         Other assets                                 518
         Other liabilities                        (43,313)
                                                ---------
                                                $ 205,421
                                                =========

The Acquisition was financed through an equity contribution from RBX Group of approximately $43.9 million in cash and in-kind payments in exchange for all of the outstanding shares of the Company's common stock, the sale of $100 million in 11 1/4% Senior Subordinated Notes, and proceeds of approximately $61.3 million from borrowings under the old credit agreement (see note 7). In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition, were converted into options to acquire the common stock of RBX Group. The rollover of such options does not represent a change in the basis of underlying assets or liabilities in the Acquisition, since RBX Group's basis in the options was equal to the predecessor option holder's basis of zero.

The unaudited consolidated results of operations on a pro forma basis as though the Acquisition had taken place at the beginning of the period presented are as follows:

                                                   1995
                                                ---------
         Net sales                              $ 271,967
         Net loss                                 (4,895)

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been if the Acquisition had taken place as of the dates indicated, or what such results will be for any future period.

                               RBX CORPORATION

2. ACQUISITIONS (CONTINUED)

On June 10, 1996, Rubatex Corporation, a wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Ensolite(R) division of Uniroyal Technology Corporation ("Uniroyal") for an aggregate purchase price of $28.5 million including direct expenses (the "Ensolite Acquisition"). Ensolite is a manufacturer of certain types of
closed-cell foam.   The Company obtained the funds necessary to consummate
this transaction from the proceeds of Term Notes of $10.0 million, an equity contribution by RBX Group of $15.0 million, and from operating cash flows. The equity contribution was derived from a $10.0 million cash contribution to RBX Group by American Industrial Partners Capital Fund, L.P. and from a subordinated unsecured note of $5.0 million issued by RBX Group to Uniroyal (the "Group Note"), bearing interest at 11.75% per annum. Interest payments are funded by the Company.

The Ensolite Acquisition was accounted for using the purchase method of accounting. The purchase cost was allocated as follows:

         Inventory                                     $  1,842
         Working capital, excluding inventory             2,845
         Property, plant and equipment                    5,299
         Goodwill                                         9,217
         Identifiable intangible assets                   9,262
                                                       --------
                                                       $ 28,465
                                                       ========

The unaudited consolidated results of operations on a pro forma basis as though the Ensolite Acquisition had taken place at the beginning of the periods presented are as follows:

                                     1995               1996
                                  ---------          ---------
         Net sales                $ 296,003          $ 287,501
         Net loss                    (5,529)           (35,474)


3. INVENTORIES

Components of inventory are as follows:


                                    1996               1997
                                  --------           --------
         Raw materials            $ 12,661           $ 15,593
         Work-in-process             4,347              4,154
         Finished goods             21,627             20,063
                                  --------           --------
                                  $ 38,635           $ 39,810
                                  ========           ========

                               RBX CORPORATION

4. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

                                           1996             1997
                                         -------          -------
          Land                           $ 2,568          $ 2,470
          Buildings and improvements      24,060           26,745
          Machinery and equipment         64,175           79,415
          Construction-in-progress         8,677            5,373
                                         -------          -------
                                          99,480          114,003
          Less: accumulated depreciation   8,412           16,629
                                         -------          -------
                                          91,068           97,374
                                         =======          =======

5. INTANGIBLES AND OTHER ASSETS

Major components of intangibles and other assets are as follows:

                                           1996             1997
                                         --------         --------
          Goodwill                       $ 56,861         $ 58,125
          Customer lists                   36,050           36,050
          Deferred financing fees           6,736            8,415
          Other                             5,728            5,671
                                         --------         --------
                                          105,375          108,261
          Less: accumulated amortization    5,749            8,904
                                         --------         --------
                                           99,626           99,357
                                         ========         ========


6.  ACCRUED LIABILITIES

Major components of accrued liabilities are as follows:

                                           1996             1997
                                         --------         --------
          Interest                       $  3,597         $  3,085
          Personnel related costs other
            than vacation                   6,481            5,615
          Vacation                          3,449            3,599
          Other                             3,815            3,467
                                         --------         --------
                                         $ 17,342         $ 15,766
                                         ========         ========

                               RBX CORPORATION

7.  LONG-TERM DEBT

Long-term debt of the Company is as follows:

                                           1996             1997
                                         --------         --------
      Senior secured notes               $     -          $100,000
      Senior subordinated notes           100,000          100,000
      Term notes                           76,000                -
      New revolving credit facility             -            5,000
      Old revolving credit facility         7,500                -
      Other obligations                     1,392            1,037
                                         --------         --------
                                          184,892          206,037
      Less current portion                  1,728              350
                                         --------         --------
                                          183,164          205,687
                                         ========         ========


Senior Secured Notes - On December 11, 1997, RBX Corporation sold $100 million in 12.00% Senior Secured Notes (the "Secured Notes") due January 15, 2003, pursuant to Rule 144A under the Securities Act of 1933. The Secured Notes are collateralized by (i) a first priority lien on a substantial portion of the owned and leased manufacturing facilities and on substantially all of the equipment and general intangibles, including trademarks and patents, (ii) a second priority lien on inventory, receivables and general intangibles (to the extent related to inventory and receivables) and (iii) a first priority lien on all of the capital stock of RBX Corporation's existing and future subsidiaries. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998. The Secured Notes may be redeemed on or after July 15, 1999 at a redemption premium. The proceeds from the issuance of the Senior Secured Notes were used to repay the Term Notes and the outstanding indebtedness under the Old Revolving Credit Facility and pay issuance costs.

Pursuant to a Registration Rights Agreement (the "Agreement"), the Company expects to exchange the Secured Notes for a new issue of debt securities of RBX Corporation (the "New Secured Notes") registered under the Securities Act of 1933. The terms of the New Secured Notes will be substantially identical to those of the Secured Notes. Failure to satisfy the registration obligations under the Registration Rights Agreement may result in the payment of liquidated damages (as defined in the Agreement) to the holders of the notes under certain circumstances.

Senior Subordinated Notes - On October 16, 1995, RBX Corporation sold $100 million in 11.25% Senior Subordinated Notes (the "Subordinated Notes") due October 15, 2005, pursuant to Rule 144A under the Securities Act of 1933. The Subordinated Notes are general unsecured obligations subordinated in right of payment to all other senior indebtedness of the Company. Interest is payable semi-annually on April 15 and October 15 of each year, commencing in 1996. The Subordinated Notes may be redeemed after October 14, 2000 at a redemption premium. Under certain circumstances as defined in the Indenture, RBX Corporation may redeem, at a premium, up to one-third of the Subordinated Notes prior to October 15, 1998.

The Company exchanged the Subordinated Notes for a new issue of debt securities of RBX Corporation (the "New Subordinated Notes") registered under the Securities Act of 1933. The terms of the New Subordinated Notes are substantially identical to those of the Subordinated Notes.

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Subordinated Notes and the Senior Secured Notes on a full, unconditional, and joint and several basis. Management has determined that separate financial statements of the guarantor subsidiaries would not be material to an investor. Accordingly, separate financial statements of the guarantor subsidiaries have not been presented.

                               RBX CORPORATION

7. LONG-TERM DEBT (CONTINUED)

Term Notes and Old Revolving Credit Facility - In connection with the Acquisition, the Company entered into a $100 million senior secured credit facility consisting of $70 million in term notes (the "Term Notes") and a $30 million revolving credit facility (the "Old Revolving Credit Facility"). The Company borrowed $70 million under the Term Notes to provide a portion of the funds necessary to consummate the Acquisition. Further, in connection with the Ensolite Acquisition, the Company borrowed an additional $10.0 million.
At the Company's option, the interest rates related to the Term Notes and borrowings under the Old Revolving Credit Facility were prime rate plus 1.375% to 2% or LIBOR plus 2.375% to 3%. The interest rate in effect at December 31, 1996 was 8.3%. The Company's indebtedness under the Term Notes and Old Revolving Credit Facility was repaid from the proceeds of the Senior Secured Notes and an extraordinary loss on extinguishment of debt of $1,786 was recognized.

New Revolving Credit Facility - On December 11, 1997, the Company entered into a new credit agreement (the "New Credit Agreement") which provides for a $25 million revolving credit facility (the "New Revolving Credit Facility") subject to a borrowing base formula. As of December 31, 1997, $2.2 million of the New Revolving Credit Facility is reserved for an irrevocable standby letter of credit in connection with the Company's casualty insurance program. The Company's indebtedness under the New Credit Agreement is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first priority interest in all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Indebtedness under the New Revolving Credit Facility will, at the Company's option, bear interest at (i) the higher of (a) the lenders prime rate, (b) the secondary market for three month certificates of deposit plus 1% and (c) the federal funds rate plus 0.5%, plus in each case, 1.5% or (ii) the Eurodollar Rate (as defined) plus 2.5%. As of December 31, 1997, the interest rate in effect was 10.0%. The New Revolving Credit Facility matures in December, 2002. At December 31, 1997, the Company had available unused borrowing capacity of $17.8 million under the New Revolving Credit Facility.

Covenants and Restrictions - The Company's indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization. The financial covenants to which the Company is subject which are contained in the New Credit Agreement become more restrictive during 1998. The Company was in compliance with all terms of its indebtedness at December 31, 1997.

As of December 31, 1997, the fair value of the Company's indebtedness was approximately $197,000.

                               RBX CORPORATION

7. LONG-TERM DEBT (CONTINUED)

Required principal repayment of long-term debt is as follows:

                1998                    $  350
                1999                       354
                2000                       274
                2001                        31
                2002                     5,028
                Thereafter             200,000


8. INCOME TAXES

The Company files a consolidated income tax return with its parent, RBX Group and its tax provision is determined on a separate return basis.

Significant components of income taxes are as follows:


                    Predecessor                  Company
                    -----------   --------------------------------------
                    9 1/2 Months  2 1/2 Months     Year          Year
                      Ended          Ended         Ended         Ended
                    October 16,   December 31,  December 31,  December 31,
                       1995           1995          1996          1997
                    -----------   ------------  ------------  ------------
Current:
  Federal            $ 3,118         $      -      $   (544)     $      -
  State                  590              (15)          (43)          214
                     -------         --------      --------      --------
                       3,708              (15)         (587)          214
                     -------         --------      --------      --------

Deferred
  Federal                314          (1,778)        (6,336)       10,820
  State                  (43)            (56)        (1,332)        1,388
                     -------         --------      --------      --------
                         271          (1,834)        (7,668)       12,208
                     -------         --------      --------      --------
                     $ 3,979         $(1,849)       $(8,255)       12,422
                     =======         ========      ========      ========

                               RBX CORPORATION

8. INCOME TAXES  (CONTINUED)

Temporary differences giving rise to significant components of the Company's deferred tax assets and liabilities are as follows:

                                                1996           1997
                                             ----------     ----------
        Deferred tax liabilities:
          Accumulated depreciation            $  9,019       $ 11,156
          Accumulated amortization              12,178         11,801
                                             ----------     ----------
                                                21,197         22,957
                                             ----------     ----------


        Deferred tax assets:
          Employee benefits                     13,734         14,018
          Net operating loss carryforwards      10,176         15,463
          Alternative minimum tax credit         3,580          6,529
          Pension benefits                       3,702          3,768
          Other                                  2,213          1,993
                                             ----------     ----------
                                                33,405         41,771
        Valuation allowance                          -        (18,814)
                                             ----------     ----------
                                                33,405         22,957
                                             ----------     ----------
        Deferred income taxes, net              12,208              -
                                             ==========     ==========


Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. During the fourth quarter of 1997, the Company reevaluated its deferred tax asset to determine the need for a valuation allowance given the Company's revised expectations with respect to future taxable income due primarily to the increased levels of interest associated with the additional indebtedness incurred in 1997 as well as the expiration dates of the Company's net operating loss carryforwards. As a result of the foregoing, a valuation allowance of $18.8 million was recorded in the fourth quarter of 1997. The Company periodically reviews this valuation allowances and makes required adjustments as appropriate.

The reconciliation of income taxes computed at the Federal statutory tax rate to actual income tax expense (benefit) is as follows:

                                             Predecessor                  Company
                                             -----------   --------------------------------------
                                             9 1/2 Months  2 1/2 Months     Year          Year
                                               Ended          Ended         Ended         Ended
                                             October 16,   December 31,  December 31,  December 31,
                                                1995           1995          1996          1997
                                             -----------   ------------  ------------  ------------
Federal statutory rate                          34.0%         (34.0)%       (34.0)%       (34.0)%
  Effect of:
    Change in valuation allowance                  -              -             -         105.2
    Loss on impairment of long-lived assets        -              -          14.7             -
    State taxes, net of federal benefit          3.3           (3.3)         (2.1)          0.9
    Amortization of goodwill                     1.1            1.9           1.3           2.5
    Other                                        1.4           (0.4)          1.0           0.4
                                               -------        -------       -------     ----------
                                                39.8%          (35.8)%       (19.1)%       75.0%

                               RBX CORPORATION

8. INCOME TAXES  (CONTINUED)

The Company has net operating loss carryforwards of approximately $37.4 million for federal income tax purposes. Such carryforwards expire in 2011 ($17.3 million) and 2012 ($20.1 million). The Company also has approximately $6.5 million of alternative minimum tax credits which can be carried forward indefinitely.

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

Net pension costs include the following components:

                                    Predecessor                  Company
                                    -----------   --------------------------------------
                                    9 1/2 Months  2 1/2 Months     Year          Year
                                      Ended          Ended         Ended         Ended
                                    October 16,   December 31,  December 31,  December 31,
                                       1995           1995          1996          1997
                                    -----------   ------------  ------------  ------------
Service cost                          $   832       $    261      $ 1,257       $ 1,257
Interest cost                           2,220            591        2,866         3,066
Actual return on plan assets           (1,934)          (509)      (2,888)       (5,682)
Amortization and deferrals, net           236              -          284         2,686
                                     ---------     ----------    ---------     ---------
                                      $ 1,354       $    343      $ 1,519       $ 1,327

Significant assumptions used in determining net pension costs and funded status information are as follows:

                                    Predecessor                  Company
                                    -----------   --------------------------------------
                                    9 1/2 Months  2 1/2 Months     Year          Year
                                      Ended          Ended         Ended         Ended
                                    October 16,   December 31,  December 31,  December 31,
                                       1995           1995          1996          1997
                                    -----------   ------------  ------------  ------------
Weighted average discount
  rate                                 8.50%          7.50%        7.75%         7.25%
Weighted average rate of
  increase in competition
  levels                               4.50%          4.50%        4.75%         4.25%
Expected long-term rate
  of return on assets                  8.50%          8.50%        8.66%         9.50%


                               RBX CORPORATION

9. PENSION PLANS (CONTINUED)

The following table sets forth the funded status of the Plans:

                                                1996            1997
                                             ----------      ----------
Vested benefits                               $ 35,027        $ 39,803
Nonvested benefits                               2,289           2,715
                                             ----------      ----------

Accumulated benefit obligation                  37,316          42,518
Effect of projected future compensation          2,466           2,168
                                             ----------      ----------

Projected benefit obligation                    39,782          44,686
Plan assets at fair value                       32,847          36,944
                                             ----------      ----------
Projected benefit obligation in excess of
  plan assets                                   (6,935)         (7,742)
Unrecognized prior service cost                    485             452
Unrecognized net gain                           (2,778)         (2,126)
                                             ----------      ----------
Net pension obligation recognized in the
  balance sheet                               $ (9,228)       $ (9,416)
                                             ==========      ==========

Certain of the Company's hourly and salaried employees participate in defined contribution plans to which they contribute each month and which may be matched in part by the Company in accordance with plan provisions and terms established in various collective bargaining agreements. Company contributions related to these plans were approximately $721 and $177 for the nine and one-half months ended October 16, 1995 and the two and one-half months ended December 31, 1995, respectively, and $903 and $1,024 for the years ended December 31, 1996 and 1997, respectively.

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

The following table sets forth the Company's postretirement benefits other than pensions:

                                                       1996            1997
                                                    ----------      ----------
   Accumulated postretirement benefit obligation:
     Retirees                                        $ 16,892        $ 19,429
     Active                                            13,003          11,585
                                                    ----------      ----------

   Accumulated postretirement benefit obligation     $ 29,895        $ 31,014
   Unrecognized net gain                                4,439           4,033
                                                    ----------      ----------
   Accrued postretirement benefit cost                 34,334          35,047
   Less current portion                                 2,302           2,137
                                                    ----------      ----------
                                                     $ 32,032        $ 32,910
                                                    ==========      ==========

                               RBX CORPORATION

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

Net periodic postretirement benefit costs include the following components:

                    Predecessor                  Company
                    -----------   --------------------------------------
                    9 1/2 Months  2 1/2 Months     Year          Year
                      Ended          Ended         Ended         Ended
                    October 16,   December 31,  December 31,  December 31,
                       1995           1995          1996          1997
                    -----------   ------------  ------------  ------------
Service costs         $   409       $   131       $   632       $   479
Interest costs          1,972           509         2,400         2,128
Net amortization         (664)            -           (58)         (268)
                     ---------     ---------     ---------     ---------
                      $ 1,717       $   640       $ 2,974       $ 2,339
                     =========     =========     =========     =========

For measurement purposes, a 7% annual rate of increase of covered health care benefits was assumed for 1997. The rate was assumed to decline gradually to 5% by 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by one percentage point the accumulated postretirement benefit obligation would increase by $2,180 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $245.

The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.50%, 7.75%, and 7.25% in 1995, 1996, and 1997, respectively.

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

Amounts have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1997, approximately $2.1 million for estimated environmental remediation costs was accrued of which $1.0 million relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its

                               RBX CORPORATION

11. CONTINGENT LIABILITIES (CONTINUED)

ongoing results of operations. However, such costs could be material to results of operations in a future period.

12. COMMITMENTS

The Company is obligated under lease agreements, principally relating to the rental of warehouse facilities and transportation equipment. Future minimum rental payments required under operating leases for the years ended December 31, are as follows:

                1998                    $2,696
                1999                     2,193
                2000                     1,753
                2001                     1,222
                2002                       702
                Thereafter               2,808



Rental expense for all operating leases was approximately $2,098 and $549 for the nine and one-half months ended October 16, 1995, and the two and one-half months ended December 31, 1995, respectively, and $2,826 and $3,187 for the years ended December 31, 1996 and 1997.

13. UNUSUAL ITEM

The Predecessor agreed to settle for $620 a claim by a prior owner over responsibility for insurance claims for incidents occurring prior to the date of the purchase of the Predecessor in 1990.

14. RELATED-PARTY TRANSACTIONS

The Company receives substantial ongoing financial and management services from American Industrial Partners (AIP), an affiliate of the majority owners of the Company's stockholder. Management and consulting fees to AIP were $180 for the two and one-half month period ended December 31, 1995 and $850 each year for 1996 and 1997, plus reimbursement for out-of-pocket expenses. In 1995, the Company paid a fee of $2,000 to AIP and reimbursed out-of-pocket expenses for investment banking services provided by AIP in connection with the Acquisition. Additionally, in 1996, the Company paid a fee of $400 to AIP and reimbursed out-of-pocket expenses for investment banking services provided by AIP in connection with the Ensolite Acquisition.

The Company paid a member of the Board of Directors a fee of $150 each year in 1996 and 1997.

The majority owner of the Predecessor provided Management consulting services to the Predecessor for management fees of $418 for the nine and one-half months ended October 16, 1995, plus reimbursement for out-of-pocket expenses.

15. FOURTH-QUARTER ADJUSTMENTS

1997 Fourth-Quarter Adjustments - During the fourth quarter of 1997, the Company recorded a valuation allowance of $18.8 million against its deferred tax assets (See Note 8).

1996 Fourth-Quarter Adjustments -- In connection with the decline in profitability experienced at Rubatex's Bedford Virignia plant, management reassessed the carrying value of the long-lived assets related to the Bedford operations and determined that there was an impairment; accordingly, a loss on impairment of $26,498 was recorded in the fourth quarter of 1996 based on the excess of the carrying value of the Bedford long-lived assets over its discounted expected future cash flows.

                               RBX CORPORATION

15. FOURTH-QUARTER ADJUSTMENTS (CONTINUED)

The loss on impairment of long-lived assets is comprised of the following:

Goodwill                                         $ 18,760
Customer lists                                      6,898
Workforce                                             774
Propert, plant and equipment                           66
                                                 --------
                                                 $ 26,498
                                                 ========

The Company also recorded additional fourth-quarter charges of $8.7 million. Such charges included $4.9 million related to obsolescence, book-to-physical and other inventory adjustments, $2.5 million for liabilities incurred in connection with severance and other personnel related costs, and $1.3 million in the aggregate for certain other items.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Payments for interest and income taxes are as follows:

                    Predecessor                  Company
                    -----------   --------------------------------------
                    9 1/2 Months  2 1/2 Months     Year          Year
                      Ended          Ended         Ended         Ended
                    October 16,   December 31,  December 31,  December 31,
                       1995           1995          1996          1997
                    -----------   ------------  ------------  ------------
Interest             $  6,686       $    192      $ 18,138      $ 19,850
Income taxes            3,189            149           875           194

In connection with the issuance of the Senior Secured Notes, the Company received proceeds of $97,250, which were net of underwriting discounts of $2,750.

The Company acquired assets, assumed liabilities and made cash payments in connection with the Acquisition and the Ensolite Acquisition as follows:

                                        Acquisition of    Ensolite
                                         the Company     Acquisition
                                        --------------   -----------
        Fair value of assets acquired      $279,215       $ 29,359
        Liabilities assumed                 (76,305)          (894)
        Noncash capital contribution          3,895         (5,000)
                                          ----------     -----------
        Cash payments                       199,015       $ 23,465
                                          ==========     ===========

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. RBX CORPORATION

                        By: /s/ John C. Cantlin
                            ---------------------------------
                        Name:   John C. Cantlin
                        Title:  Vice President, Chief Financial Officer
                                and Treasurer
                        Date:   March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Frank H. Roland        March 31, 1998   President and Chief Executive
------------------------                    Officer (Principal Executive
Frank H. Roland                             Officer) and Director

/s/ John C. Cantlin        March 31, 1998   Chief Financial Officer (Principal
------------------------                    Financial Officer and Principal
John C. Cantlin                             Accounting Officer)

/s/ Tom H. Barrett         March 31, 1998   Chairman of the Board and Director
------------------------
Tom H. Barrett

/s/ W. Richard Bingham     March 31, 1998   Director
------------------------
W. Richard Bingham

/s/ Theodore C. Rogers     March 31, 1998   Director
------------------------
Theodore C. Rogers

/s/ Lawrence W. Ward, Jr.  March 31, 1998   Director
------------------------
Lawrence W. Ward, Jr.

/s/ Robert J. Klein        March 31, 1998   Director
------------------------
Robert J. Klein

/s/ Steven W. Schaefer     March 31, 1998   Director
------------------------
Steven W. Schaefer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        The registrant has not sent an annual report or proxy material to its security holders.