Form 10-Q
period 1998-03-31
RBX CORP; RUBATEX CORP; MIDWEST RUBBER CUSTOM MIXING CORP; OLETEX INC; UNIVERSAL RUBBER CO; WALTEX CORP; GROENDYK MANUFACTURING CO INC; HOOVER HANES RUBBER CUSTOM MIXING CORP; UNIVERSAL POLYMER & RUBBER INC
filed 1998-05-15
CIK 1010141, 1010143, 1010147, 1010148, 1010150, 1010152, 1010181, 1010182, 1059444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----- Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934 For the transition period          to

Commission File Number: 333-1992
                                RBX CORPORATION
                              RUBATEX CORPORATION
                     GROENDYK MANUFACTURING COMPANY, INC.
                    HOOVER-HANES RUBBER CUSTOM MIXING CORP.
                      MIDWEST RUBBER CUSTOM MIXING CORP.
                                  OLETEX INC.
                      UNIVERSAL POLYMER & RUBBER COMPANY
                           UNIVERSAL RUBBER COMPANY
                              WALTEX CORPORATION
          (Exact name of Registrants as specified in their charters)
           ---------------------------------------------------------

           Delaware                                         94-3231901
           Delaware                                         54-1563245
           Delaware                                         54-1563246
           Delaware                                         54-1916475
           Delaware                                         34-1662710
           Delaware                                         36-3978227
           Delaware                                         34-1662276
           Delaware                                         58-1916233
           Delaware                                         54-1563248
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES   X          NO
                                -----           -----

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of March 31, 1998 was 1,000.

                                RBX CORPORATION




                                     Index
                                     -----

                                                                           Page
                                                                           ----
PART I....................................................................   1
     ITEM 1.  Financial Statements (unaudited)............................   1
     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............   7

PART II...................................................................  11
     ITEM 6.  Exhibits and Reports on Form 8-K............................  11

                                    PART I

ITEM 1.  Financial Statements


                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS


                                                                                         December 31,      March 31,
                                                                                             1997            1998
                                                                                         ------------      ---------
Cash and cash equivalents............................................................      $     166       $     247
Accounts receivable, less allowance for doubtful accounts of
  $1,505 and $1,622, respectively....................................................         38,030          40,917
Inventories..........................................................................         39,810          42,407
Prepaid and other current assets.....................................................          1,184           1,320
                                                                                           ---------       ---------

     Total current assets............................................................         79,190          84,891

Property, plant and equipment, net...................................................         97,374          96,641
Intangibles and other assets, net....................................................         99,357          98,205
                                                                                           ---------       ---------

     Total assets....................................................................        275,921         279,737
                                                                                           =========       =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.....................................................................         17,215          22,201
Accrued liabilities..................................................................         15,766          20,180
Current portion of postretirement benefit obligation.................................          2,137           2,137
Current portion of long-term debt....................................................            350             357
                                                                                           ---------       ---------

     Total current liabilities.......................................................         35,468          44,875

Long-term debt.......................................................................        205,687         206,599
Postretirement benefit obligation....................................................         32,910          33,169
Pension benefit obligation...........................................................          9,416           9,457
Other liabilities....................................................................          1,704           1,704

Commitments and contingencies........................................................             --              --

Stockholder's equity:
  Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding.....             --              --
  Additional paid-in-capital.........................................................         58,103          58,103
  Accumulated deficit................................................................        (67,367)        (74,170)
                                                                                           ---------       ---------

     Total stockholder's equity......................................................         (9,264)        (16,067)
                                                                                           ---------       ---------

     Total liabilities and stockholder's equity......................................      $ 275,921       $ 279,737
                                                                                           =========       =========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                          3 Months         3 Months
                                                                            Ended            Ended
                                                                          March 31,        March 31,
                                                                            1997             1998
                                                                          ---------        ---------
Net sales...............................................................  $  71,822        $  72,441
Cost of goods sold......................................................     59,837           64,252
                                                                          ---------        ---------
Gross profit............................................................     11,985            8,189

Selling, general and administrative costs...............................      7,213            7,563
Management fees.........................................................        251              251
Amortization of goodwill and other intangibles..........................        830              833
Other expense...........................................................         --               26
                                                                          ---------        ---------
Operating income (loss).................................................      3,691             (484)
Interest expense, including amortization
 of deferred financing fees.............................................      4,834            6,319
                                                                          ---------        ---------
Loss before income taxes................................................     (1,143)          (6,803)
Income tax benefit......................................................       (201)              --
                                                                          ---------        ---------
Net loss................................................................  $    (942)       $  (6,803)
                                                                          =========        =========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                   3 Months         3 Months
                                                                                                    Ended             Ended
                                                                                                  March 31,         March 31,
                                                                                                     1997             1998
                                                                                                   --------         ---------
Operating activities:
Net loss........................................................................................  $  (942)         $  (6,803)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation................................................................................    2,073              2,459
    Amortization................................................................................    1,057              1,152
    Provision for deferred income taxes.........................................................     (257)                 -
    Loss on disposal of equipment...............................................................        -                 26
    Increase (decrease) in cash from changes in assets and liabilities net of effect of business acquisition:
        Accounts receivable.....................................................................   (7,268)            (2,887)
        Inventories.............................................................................     (766)            (2,597)
        Prepaid and other current assets........................................................      227               (136)
        Other assets............................................................................     (320)                 -
        Accounts payable........................................................................    3,943              4,986
        Accrued liabilities.....................................................................    3,351              4,414
        Other liabilities.......................................................................      162                300
                                                                                                  ---------        ----------
Net cash provided by operating activities.......................................................    1,260                914

Investing activities:
Capital expenditures............................................................................   (5,144)            (1,757)
Acquisitions, net of cash acquired..............................................................     (821)                 -
Proceeds from disposals of property, plant and equipment........................................        -                  5
                                                                                                  ---------        ----------
Net cash used in investing activities...........................................................   (5,965)            (1,752)

Financing activities:
Proceeds from borrowings........................................................................    5,000              1,000
Principal payments on long-term debt............................................................   (3,588)               (81)
                                                                                                  ---------        ----------
Net cash provided by financing activities.......................................................    1,412                919

Net increase (decrease) in cash and cash equivalents............................................   (3,293)                81
Cash and cash equivalents:
    Beginning of period..........................................................................   3,293                166
                                                                                                  ---------        ----------
    End of period................................................................................ $     -          $     247
                                                                                                  =========        ==========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except as otherwise noted)



1. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of RBX Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Rubatex Corporation, OleTex, Inc., Groendyk Mfg Co., Inc., Universal Polymer & Rubber, Inc., Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio and Illinois.

The interim financial data as of and for the three months ended March 31, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as well as the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

2. Inventories

Components of inventory are as follows:

                                             December 31,      March 31,
                                                 1997            1998
                                             ------------      --------
     Raw materials                             $ 15,593        $ 17,369
     Work-in-process                              4,154           5,086
     Finished goods                              20,063          19,952
                                               --------        --------
                                               $ 39,810        $ 42,407
                                               ========        ========

3. Long-Term Debt

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Secured Notes and the Senior Subordinated Notes on a full, unconditional, and joint and several basis. Indebtedness under the Company's revolving credit facility is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first-priority lien in all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Separate financial statements of the guarantor subsidiaries have not been presented as management has determined that such separate financial statements would not be material to an investor.

                                RBX CORPORATION

3. Long-Term Debt, continued

The Company's indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all terms of its indebtedness at March 31, 1998. However, due to more restrictive covenant requirements in future quarters and based on the levels of Adjusted EBITDA generated from current operations, it is probable that the Company will not satisfy its covenant requirements at June 30, 1998. The Company is negotiating with its present lenders to obtain relief from future covenant restrictions. There can be no assurance that any such amendment will be successful or, if entered into, what the related terms and conditions would be.

As of March 31, 1998, the Company had available unused borrowing capacity of $16.8 million under the revolving credit facility.

4. Contingencies

(a) The Company is highly leveraged. At March 31, 1998, the Company's indebtedness was $207.0 million and its stockholder's equity was a deficit of $16.1 million. The Company has experienced continued operating losses at Rubatex's Conover, North Carolina plant, due to ongoing difficulties associated with the relocation of Ensolite production from Mishawaka, Indiana. These operating losses have had a negative impact on the Company's results of operations and liquidity.

Management has undertaken steps which it believes will address the problems at Conover, including aggressive implementation of proactive maintenance and monitoring programs to ensure the continuous operation of the machinery and equipment as well as programs intended to appropriately control the manufacturing process with a significant focus on reducing scrap. Additionally, management is continually monitoring its use of working capital, taking cost reduction measures where practical and carefully scrutinizing the timing of capital expenditures to ensure the availability of sufficient working capital to meet its ongoing needs.

If improvements in Conover's operating performance do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

(b) The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(c) The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous substances, pollutants and contaminants into the environment. In addition, the Company is responsible for the environmental clean-up of certain property for contamination which occurred prior to the Company's ownership. The Company is involved in various environmental remediation activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of RBX Corporation and subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Basis of Presentation

The following table sets forth, for the periods shown, net sales, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net sales.

                                             Quarter Ended March 31,
                                    -----------------------------------------
                                           1997                   1998
                                    -----------------      ------------------
     Net sales....................  $ 71.8     100.0%      $ 72.4      100.0%
     Gross profit.................    12.0      16.7          8.2       11.3
     SG&A.........................     7.2      10.0          7.6       10.5
     Operating income (loss)......     3.7       5.2         (0.5)      -0.7
     Net income (loss)............    (0.9)     -1.3         (6.8)      -9.4

Results of Operations

Net Sales

Net sales increased to $72.4 million for the three months ended March 31, 1998 compared to $71.8 million for the same period in 1997, an increase of $0.6 million or 0.8%.

Net sales for the Company's foam product operations (the "Foam Group") increased to $54.4 million for the quarter ended March 31, 1998 from $53.1 million for the quarter ended March 31, 1997, an increase of $1.3 million or 2.4%. Increases at Rubatex and OleTex of $3.0 and $0.1 million, respectively, were offset by decreases at Universal and Groendyk of $1.1 million and .7 million, respectively.

Universal's sales decreased due to a continued softening in demand for certain of its products and due to customers lost in connection with the relocation of extrusion operations from Dawsonville, Georgia to Middlefield, Ohio. Groendyk's net sales were also impacted by a softening in the markets for its products.

Net sales at the Company's custom rubber mixing operations (the "Mixing Group") decreased slightly to $20.8 million in the first quarter of 1998 compared to $20.9 million in the first quarter of 1997, a decrease of $0.1 million or 0.5%.

Gross Profit

Gross profit decreased to $8.2 million for the three months ended March 31, 1998 from $12.0 million for the three months ended March 31, 1997, a decrease of $3.8 million or 31.7%.

Efforts to improve operations and reduce costs in Rubatex's Bedford, Virginia operations yielded an improvement in gross profit of $0.8 million in the first quarter of 1998 compared to the first quarter of 1997. However, the improvement at Bedford was more than offset by decreased gross profit at Rubatex's Conover, North Carolina plant. The decrease in gross profit at Conover is the result of continued difficulties associated with the relocation of Ensolite production from Mishawaka Indiana to the Conover North Carolina facility. Management has focused its efforts on correcting the problems at Conover and recent improvements have been noted in terms of reduced scrap and machinery up-time; however, these operating improvements, which were noted late in the first quarter, have not yet resulted in a measurable improvement in the financial results.

Foam Group gross profit decreased to $5.8 million in the first quarter of 1998 from $10.0 million in the first quarter of 1997, a decrease of $4.2 million or 42.0%. Although Conover was the largest cause of the decline, decreases in gross profit of $0.4 million, $0.3 million, and $0.3 million were experienced at Universal, Groendyk, and OleTex, respectively.

Mixing Group gross profit increased to $2.7 million in the first quarter of 1998 from $2.3 million in the first quarter of 1997, an increase of $0.4 million or 17.4%.

SG&A

SG&A increased to $7.6 million in the first quarter of 1998 from $7.2 million in the first quarter of 1997, an increase of $0.4 million or 5.6%. As a percentage of net sales, SG&A increased slightly to 10.5% in 1998 from 10.0% in 1997. This increase in SG&A is due primarily to increased commissions resulting from the overall higher sales at Rubatex and increased personnel costs at Universal in the sales and marketing and engineering areas.

Operating Income

Operating income decreased to an operating loss of $0.5 million for the three months ended March 31, 1998 compared to operating income of $3.7 million for the three months ended March 31, 1997, a decrease of $4.2 million. The aforementioned declines at Conover and Universal as well as the increase in SG&A are the primary cause of the decrease in operating income.

Net Loss

The first-quarter net loss increased to $6.8 million from $0.9 million in the prior year. In addition to the aforementioned factors, the net loss was impacted by an increase in interest expense of $1.5 million due to higher overall levels of indebtedness and higher carrying cost of the Senior Secured Notes. A decrease in income tax benefits recorded of $0.2 million also impacted the net loss.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $2.2 million of which is reserved for an irrevocable standby letter of credit. As of March 31, 1998, borrowings on the line of credit were $6.0 million and unused borrowing capacity under the Credit Agreement was $16.8 million.

The Company is highly leveraged. At March 31, 1998, the Company's indebtedness was $207.0 million and its stockholder's equity was a deficit of $16.1 million. The problems at Conover (see "Results of Operations") have had a negative impact on the Company's results of operations. If improvements in Conover's operating performance do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees will continue.

Cash Flow From Operating Activities

Cash flow from operating activities for the first quarter of 1998 decreased to $0.9 million from $1.3 million for the first quarter of 1997. The increased net loss in the first quarter of 1998 was the primary contributor to the decreased operating cash flows for the same period; however, the cash effect of the increased net loss was partially mitigated by a decrease in working capital requirements of $3.7 million for the three months ended March 31, 1998.

Cash Flow From Investing Activities

Cash used in investing activities was $1.8 million for the first quarter of 1998 compared to $6.0 million for the first quarter of 1997. Capital expenditures were $1.8 million in for the three months ended March 31, 1998 compared to $5.1 million for the three months ended March 31, 1997. The Company intends to continue its strategy of investing in improved plant and equipment with planned capital expenditures of approximately $7.6 million for 1998 subject to the availability of cash.

Cash Flow From Financing Activities

Cash provided from financing activities decreased to $0.9 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997. For the three months ended March 31, 1998, proceeds from borrowings under the revolving credit facility were $1.0 million compared to $5.0 million for the three months ended March 31, 1997.

During 1998, interest payments in connection with the Senior Secured Notes and Senior Subordinated Notes are required as follows: $5.6 million in April; $6.0 million in July; and $5.6 million in October. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), decreased to $3.3 million for the three months ended March 31, 1998, from $7.0 million for the comparable period in 1997, a decrease of $3.7 million.

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

The Company's indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all terms of its indebtedness at March 31, 1998. However, due to more restrictive covenant requirements in future quarters and based on the levels of Adjusted EBITDA generated from current operations, it is probable that the Company will not satisfy its covenant requirements at June 30, 1998. The Company is negotiating with its present lenders to obtain relief from future covenant restrictions. There can be no assurance that any such amendment will be successful or, if entered into, what the related terms and conditions would be.

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

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of this statement, which was required at the beginning of 1998, had no effect on the Company's financial statements.

In April, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires that the costs of start-up activities be expensed as incurred. Management estimates that previously capitalized start-up costs of approximately $5.4 million meet the definitions set forth in the SOP. Initial adoption of the SOP must be reported as a cumulative effect of a change in accounting principles. The SOP is effective for fiscal years beginning after December 15, 1998; however, earlier application is encouraged. Management has not yet determined if the provisions of the SOP will be adopted prior to its effective date.

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.    Item
-----------    -----------------------------------------------------------------
3.1            Certificate of Incorporation of RBX Corporation.****

3.2            By-laws of RBX Corporation.*

3.3            Certificate of Incorporation of Rubatex Corporation.****

3.4            By-laws of Rubatex Corporation.*

3.5            Certificate of Incorporation of Groendyk Manufacturing Company,
               Inc.****

3.6            By-laws of Groendyk Manufacturing Company, Inc.*

3.7            Certificate of Incorporation of Hoover-Hanes Custom Rubber Mixing
               Corp.****

3.8            By-laws of Hoover-Hanes Custom Rubber Mixing Corp.*

3.9            Certificate of Incorporation of Midwest Rubber Custom Mixing
               Corp.****

3.10           By-laws of Midwest Rubber Custom Mixing Corp.*

3.11           Certificate of Incorporation of OleTex, Inc.****

3.12           By-laws of OleTex, Inc.*

3.13           Certificate of Incorporation of Universal Polymer & Rubber
               Company.****

3.14           By-laws of Universal Polymer & Rubber Company.*

3.15           Certificate of Incorporation of Universal Rubber Company.****

3.16           By-laws of Universal Rubber Company.*

3.17           Certificate of Incorporation of Waltex Corporation.****

3.18           By-laws of Waltex Corporation.*

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

                                      11

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

 4.7 Stockholders Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners Capital Fund, L.P.**

 4.8 Indenture, dated as of December 11, 1997, among RBX Corporation, each Subsidiary Guarantor and State Street Bank and Trust Company, as trustee (the "Trustee").***

 4.9 Forms of 12% Series A and Series Senior Secured Notes including the Form of Subsidiary Guarantees.***

 4.10 Purchase Agreement, dated as of December 5, 1997, among RBX Corporation, each Subsidiary Guarantor (effective as of October 16,
          1995), Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc.***

 4.11 Registration Rights Agreement, dated as of December 11, 1997, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc.***

 4.12 Company Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.***

 4.13 Company Pledge Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.***

 4.14 Company Copyright Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.***

 4.15 Company Patent Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.***

 4.16 Company Trademark Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee.***

 4.17 Subsidiaries' Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.***

 4.18 Subsidiaries' Pledge Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.***

 4.19 Subsidiaries' Copyright Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.***

 4.20 Subsidiaries' Patent Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.***

 4.21 Subsidiaries' Trademark Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.***

10.1 Credit Agreement, dated as of December 11, 1997, among RBX Corporation, the several banks and other financial institutions from time to time parties thereto (the "Lenders") and The Chase Manhattan Bank, as agent (the "Agent").***

10.2 Senior Security Agreement, dated as of December 11, 1997, made by RBX Corporation and each of the Subsidiary Guarantors in favor of the Agent.***

10.3 Guarantee Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Agent.***

10.4 Intercreditor Agreement, dated as of December 11, 1997, by and among RBX Corporation, each of the Subsidiary Guarantors, the Agent and the Trustee.***

10.5 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.6 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc.*

10.7 Management Services Agreement, dated as of October 16, 1996, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners.*

10.8 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995.*

10.9      Employment Agreement between RBX Corporation and John C. Cantlin.***

10.10     Employment Agreement between RBX Corporation and Timothy J.
          Bernlohr.***

10.11     Employment Agreement between RBX Corporation and Mark T. Dobbins.***

10.12     Employment Agreement between RBX Corporation and Alfred H. Turner.***

10.13 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993.*

10.14     Pension Plan effective as of January 1, 1991.*

21.1      Subsidiaries of RBX Corporation.***

27.1      Financial Data Schedule.

------------
  *Incorporated by reference to Registration Statement on Form S-4, File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

  **Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996 and amended on August 20, 1996.

  ***Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 27, 1997.

  ****Incorporated by reference to Registration Statement on Form S-4, File No. 333-49735, filed on April 9, 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending March 31, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RBX CORPORATION
                                       ---------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ----------------                 ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RUBATEX CORPORATION
                                       -------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ----------------                 ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GROENDYK MANUFACTURING COMPANY, INC.
                                       ------------------------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ----------------                 ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOOVER-HANES RUBBER CUSTOM MIXING CORP.
                                       ---------------------------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ----------------                 ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MIDWEST RUBBER CUSTOM MIXING CORP.
                              ----------------------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ------------                     ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OLETEX INC.
                                         ------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ------------                     ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNIVERSAL POLYMER & RUBBER COMPANY
                              ----------------------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ------------                     ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIVERSAL RUBBER COMPANY
                                   ------------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ------------                     ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WALTEX CORPORATION
                                      ------------------
                                         (Registrant)




Date: May 15, 1998                     /s/ John C. Cantlin
      ------------                     ----------------------------------------
                                       JOHN C. CANTLIN
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER & TREASURER