Form 10-Q
period 1998-06-30
RBX CORP; RUBATEX CORP; MIDWEST RUBBER CUSTOM MIXING CORP; OLETEX INC; UNIVERSAL RUBBER CO; WALTEX CORP; GROENDYK MANUFACTURING CO INC; HOOVER HANES RUBBER CUSTOM MIXING CORP; UNIVERSAL POLYMER & RUBBER INC
filed 1998-08-14
CIK 1010141, 1010143, 1010147, 1010148, 1010150, 1010152, 1010181, 1010182, 1059444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------ Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

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

                            YES   X          NO____
                               ------

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of June 30, 1998 was 1,000.

                                RBX CORPORATION


                                     Index
                                     -----

                                                         Page
                                                         ----
PART I ...............................................    1

   ITEM 1.  Financial Statements (unaudited)..........    1

   ITEM 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations ...............................    7

PART II ..............................................   12

   ITEM 6.  Exhibits and Reports on Form 8-K .........   12

                                    PART I
ITEM 1. Financial Statements

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS
                                                                                                December 31,     June 30,
                                                                                                    1997           1998
                                                                                                ------------   ------------
Cash and cash equivalents....................................................................   $        166   $        135
Accounts receivable, less allowance for doubtful accounts of
  $1,505 and $1,761, respectively............................................................         38,030         38,467
Inventories..................................................................................         39,810         37,474
Prepaid and other current assets.............................................................          1,184          1,031
                                                                                                ------------   ------------

    Total current assets.....................................................................         79,190         77,107

Property, plant and equipment, net...........................................................         97,374         93,317
Restricted cash..............................................................................              -          1,492
Intangibles and other assets,  net...........................................................         99,357         89,275
                                                                                                ------------   ------------

    Total assets.............................................................................        275,921        261,191
                                                                                                ============   ============

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.............................................................................         17,215         16,617
Accrued liabilities..........................................................................         15,766         25,073
Current portion of postretirement benefit obligation.........................................          2,137          2,137
Current portion of long-term debt............................................................            350            327
                                                                                                ------------   ------------

    Total current liabilities................................................................         35,468         44,154

Long-term debt...............................................................................        205,687        207,410
Postretirement benefit obligation............................................................         32,910         33,575
Pension benefit obligation...................................................................          9,416          9,159
Other liabilities............................................................................          1,704          1,704

Commitments and contingencies................................................................              -              -

Stockholder's equity:
  Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding.............              -              -
  Additional paid-in-capital.................................................................         58,103         58,103
  Accumulated deficit........................................................................        (67,367)       (92,914)
                                                                                                ------------   ------------

    Total stockholder's equity...............................................................         (9,264)       (34,811)
                                                                                                ------------   ------------

    Total liabilities and stockholder's equity...............................................   $    275,921   $    261,191
                                                                                                ============   ============

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                         3 Months     3 Months      6 Months       6 Months
                                                                          Ended        Ended          Ended         Ended
                                                                         June 30,     June 30,      June 30,       June 30,
                                                                           1997         1998          1997           1998
                                                                         --------     --------      --------       --------
Net sales............................................................... $ 72,547     $ 66,790       $144,369      $139,231
Cost of goods sold......................................................   61,058       59,584        120,895       123,836
                                                                         --------     --------       --------      --------

Gross profit............................................................   11,489        7,206         23,474        15,395

Selling, general and administrative costs...............................    6,667        7,690         13,880        15,253
Management  fees........................................................      252          258            503           509
Loss on impairment of long-lived assets.................................        -       11,098              -        11,098
Amortization of goodwill and other intangibles..........................      830          833          1,660         1,666
Other expense...........................................................       31         (344)            31          (318)
                                                                         --------     --------       --------      --------
Operating income (loss).................................................    3,709      (12,329)         7,400       (12,813)
Interest expense, including amortization of deferred financing fees.....    4,989        6,415          9,823        12,734
                                                                         --------     --------       --------      --------
Loss before income taxes................................................   (1,280)     (18,744)        (2,423)      (25,547)
Income tax benefit......................................................     (266)           -           (467)            -
                                                                         --------     --------       --------      --------
Net loss................................................................  $(1,014)    $(18,744)      $ (1,956)     $(25,547)
                                                                         ========     ========       ========      ========

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 3 Months     3 Months        6 Months   6 Months
                                                                                  Ended        Ended           Ended       Ended
                                                                                 June 30,     June 30,        June 30,    June 30,
                                                                                   1997         1998            1997       1998
                                                                                ---------     --------       ----------   -------
Operating activities:
Net loss...................................................................     $(1,014)       $(18,744)      $ (1,956)    $(25,547)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation.............................................................       2,062           2,459          4,135        4,918
  Amortization.............................................................       1,063           1,151          2,120        2,303
  Provision for deferred income taxes......................................        (266)              -           (523)           -
  Loss on impairment of long-lived assets..................................           -          11,098              -       11,098
  Loss (gain) on disposal of property and equipment........................          31            (344)            31         (318)
  Increase (decrease) in cash from changes in assets and liabilities net of effect of business acquisition:
    Accounts receivable....................................................         905           2,450         (6,363)        (437)
    Inventories............................................................         345           4,933           (421)       2,336
    Prepaid and other current assets.......................................         296             289            523          153
    Accounts payable.......................................................         733          (5,582)         4,676         (596)
    Accrued liabilities....................................................      (2,424)          2,033            607        6,447
    Other liabilities......................................................         479             108            641          408
                                                                                -------        --------       --------     --------

Net cash provided by (used in) operating activities........................       2,210            (149)         3,470          765

Investing activities:
Capital expenditures.......................................................      (5,209)           (877)       (10,353)      (2,634)
Acquisitions, net of cash acquired.........................................        (140)              -           (961)           -
Proceeds from disposals of property, plant and equipment...................          16           1,625             16        1,630
Increase in restricted cash................................................           -          (1,492)             -       (1,492)
                                                                                -------        --------       --------     --------

Net cash provided by (used in) investing activities........................      (5,333)            744        (11,298)      (2,496)

Financing activities:
Proceeds from borrowings...................................................       5,500          15,500         10,500       16,500
Principal payments on long-term debt.......................................      (2,086)        (14,719)        (5,674)     (14,800)
                                                                                -------        --------       --------     --------
Net cash provided by financing activities..................................       3,414             781          4,826        1,700

Net increase (decrease) in cash and cash equivalents.......................         291            (112)        (3,002)         (31)
Cash and cash equivalents:
  Beginning of period......................................................           -             247          3,293          166
                                                                                -------        --------       --------     --------

  End of period............................................................     $   291        $    135       $    291     $    135
                                                                                =======        ========       ========     ========

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

The interim financial data as of and for the three months and six months ended June 30, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

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

2. INVENTORIES

Components of inventory are as follows:



                                                            DECEMBER 31,                JUNE 30,
                                                                1997                      1998
                                                       --------------------      --------------------

         Raw materials                                              $15,593                   $14,468
         Work-in-process                                              4,154                     5,311
         Finished goods                                              20,063                    17,695
                                                       --------------------      --------------------

                                                                    $39,810                   $37,474
                                                       ====================      ====================


3. RESTRICTED CASH

Restricted cash represents the proceeds from the sale of certain assets which collateralized the Senior Secured Notes. Such proceeds must be used to fund future capital expenditures.

4. Long-Term Debt

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Secured Notes and the Senior Subordinated Notes on a full, unconditional, and joint and several basis. Indebtedness under the Company's revolving credit facility is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first-priority lien in all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Separate

                                RBX CORPORATION

4. LONG-TERM DEBT, CONTINUED

financial statements of the guarantor subsidiaries have not been presented as management has determined that such separate financial statements would not be material to an investor.

The Company's indebtedness contains certain restrictions which, among other things, limit its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA").

During the second quarter of 1998, the Company and its lenders entered into an amendment to the credit agreement related to the Company's revolving credit facility. The amendment waived the financial covenants to which the Company was subject through the end of 1998 and established a requirement with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending September 30, 1998 and December 31, 1998.

As of June 30, 1998, the Company had available unused borrowing capacity of $15.2 million under the revolving credit facility.

5. IMPAIRMENT LOSS

In an ongoing effort to focus the Company on its core business, management has determined that Universal Polymer & Rubber, Inc. ("Universal"), a subsidiary engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions, is not a strategic fit with the Company's other operations. As a result, management has committed itself to a plan of disposal and recorded an impairment loss to reduce the carrying value of Universal's net assets to fair value based on the expected net cash flows from the disposal. It is expected that the disposal of Universal will generate cash which must be used for capital investment in the Company's other operations.

6. CONTINGENCIES

The Company is highly leveraged. At June 30, 1998, the Company's indebtedness was $207.7 million and its stockholder's equity was a deficit of $34.8 million. The Company has experienced continued operating losses at Rubatex's Conover, North Carolina plant, due to ongoing difficulties associated with the relocation of Ensolite production from Mishawaka, Indiana. These operating losses have had a negative impact on the Company's results of operations and liquidity.


Due to the ongoing poor performance of Conover, the Company replaced the operations manager during the second quarter of 1998 and made selected headcount reductions and has taken other cost control measures. Management is currently evaluating more radical actions which may be necessary to stop the losses currently being incurred at Conover. Such actions may include shifting production of certain products to other plants and reducing or eliminating production at Conover.

Additionally, management is continually monitoring its use of working capital, taking cost reduction measures where practical and carefully controlling the timing of capital expenditures to ensure the availability of sufficient working capital to meet its ongoing needs.

If improvements in Conover's operating performance do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures,

                                RBX CORPORATION

6. CONTINGENCIES (CONTINUED)

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

7. SUBSEQUENT EVENTS

On July 7, 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President and named Theodore C. Rogers, of American Industrial Partners, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President which is made up of three Senior Vice Presidents who will run the Company under Mr. Rogers' direction. The Office of the President is currently evaluating a restructuring of the Company's business to better serve its customers, take advantage of market opportunities and reduce its operating costs.

Initial restructuring activities are likely to include the following: (i) merging certain operations; (ii) moving production of certain products from Conover to other plants; (iii) reducing costs through headcount reductions and other measures; (iv) reducing inventory levels; and (v) refocusing the Company's efforts on its more profitable businesses and products. The Company expects to record a restructuring charge in the third quarter in connection with these activities. The amount of the restructuring charge has not yet been determined.

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





                                     QUARTER ENDED JUNE 30,                               SIX MONTHS ENDED JUNE 30,
                        ----------------------------------------------------      ----------------------------------------------
                              1997                         1998                          1997                          1998
                        -----------------------      -----------------------      -----------------------      -----------------

Net sales.........     $72.5       100.0%          $ 66.8       100.0%           $144.4       100.0%           $139.2       100.0%
Gross profit......      11.5        15.9              7.2        10.8              23.5        16.3              15.4        11.1
SG&A..............       6.7         9.2              7.7        11.5              13.9         9.6              15.3        11.0
Operating income(loss).  3.7         5.1            (12.3)      (18.4)              7.4         5.1             (12.8)       (9.2)
Net income (loss).....  (1.0)       (1.4)           (18.7)      (28.0)             (2.0)       (1.4)            (25.5)      (18.3)


RESULTS OF OPERATIONS

Net Sales
---------

Net sales decreased to $66.8 million for the three months ended June 30, 1998 compared to $72.5 million for the same period in 1997, a decrease of $5.7 million or 7.9%. Net sales decreased to $139.2 million for the six months ended June 30, 1998 from $144.4 million for the comparable period in 1997, a decrease of $5.2 million or 3.6%.

Net sales for the Company's foam product operations (the "Foam Group") decreased to $49.5 million for the quarter ended June 30, 1998 from $54.3 million for the quarter ended June 30, 1997, a decrease of $4.8 million or 8.8%. The Foam Group's net sales decreased to $103.9 million for the six months ended June 30, 1998 from $107.5 million for the six months ended June 30, 1997, a decrease of $3.6 million or 3.3%.

When compared to the same period in 1997, net sales for the second quarter of 1998 were down for all operations within the Foam Group with the largest shortfalls occurring at Rubatex and Universal. Rubatex's sales were adversely impacted by reduced shipments to General Motors and its suppliers as a result of the strike and all of the Foam Group suffered from a general softening in its markets. The decline in Universal's net sales has continued into the second quarter primarily as a result of soft demand for certain of its key products.
In an ongoing effort to focus the Company on its core business, management has determined that Universal, a subsidiary engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions, is not a strategic fit with the Company's other operations. As a result, management has committed itself to a plan of disposal and recorded an impairment loss to reduce the carrying value of Universal's net assets to fair value based on the expected net cash flows from the disposal. It is expected that the disposal of Universal will generate cash which must be used for capital investment in the Company's other operations.

Net sales at the Company's custom rubber mixing operations (the "Mixing Group") decreased to $17.3 million in the second quarter of 1998 compared to $18.2 million in the second quarter of 1997, a decrease of $0.9 million or 4.9%. The Mixing Group's net sales for the six months ended June 30, 1998 decreased to $35.3 million compared to $36.9 million for the same period in 1997, a decrease of $1.6 million or 4.3%. The General Motors strike had a negative impact on the Mixing Group's net sales in the second quarter of 1998.

Gross Profit
------------

Gross profit decreased to $7.2 million for the second quarter of 1998 from $11.5 million for the second quarter of 1997, a decrease of $4.3 million. For the six months ended June 30, 1998, gross profit decreased to $15.4 million from $23.5 million for the same period in 1997, a decrease of $8.1.


Foam Group gross profit decreased to $5.3 million in the second quarter of 1998 from $9.1 million in the second quarter of 1997, a decrease of $3.8 million. Although Rubatex's Conover, North Carolina plant made the largest contribution to the decline, decreases in gross profit were experienced at all of the Foam Group's operations. In addition to the effects of Conover, the Foam Group's gross profit in the second quarter of 1998 suffered from decreased volume and reduced overhead absorption due to a $4.0 million reduction in inventories between March 31, 1998 and June 30, 1998.

The decrease in gross profit at Conover is primarily the result of continued difficulties associated with the production of Ensolite materials at the plant. Due to the ongoing poor performance of Conover, the Company replaced the operations manager during the second quarter of 1998 and made selected headcount reductions and has taken other cost control measures. Management is currently evaluating more radical actions which may be necessary to reduce or eliminate the losses currently being incurred at Conover. Such actions may include shifting production of certain products to other plants and reducing or eliminating production at Conover (See Subsequent Events below).

Mixing Group gross profit decreased to $2.3 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997, a decrease of $0.3 million or 11.5%. The decrease is due to reduced volume through the plants which resulted from decreased demand for custom mixed rubber during the second quarter of 1998. Mixing Group gross profit increased to $5.0 million for the six months ended June 30, 1998 compared to $4.9 million for the same period in the prior year, an increase of $0.1 million or 2.0%.

SG&A
----

SG&A increased to $7.7 million in the second quarter of 1998 from $6.7 million in the second quarter of 1997, an increase of $1.0 million or 14.9%. SG&A increased to $15.3 million for the six months ended June 30, 1998 from $13.9 million for the six months ended June 30, 1997, an increase of $1.4 million or 10.1%. As a percentage of net sales, SG&A increased to 11.5% for the second quarter of 1998 from 9.2% for the second quarter of 1997. The increase in SG&A in the second quarter is primarily attributable to severance costs of $0.6 million with the remainder due to increases in other employee benefit costs.

Operating Income
----------------

Operating income decreased to a loss of $12.3 million for the second quarter of 1998 compared to income of $3.7 million for the second quarter of 1997. Operating income decreased to a loss of $12.8 million for the six months ended June 30, 1998 compared to income of $7.4 million for the six months ended June 30, 1997. Operating income was impacted by a loss on impairment of $11.1 million related to Universal, decreases in gross profit and increases in SG&A as discussed above.

Net Loss
--------

The second-quarter net loss increased to $18.7 million from $1.0 million in the
prior year.   The net loss for the six months ended June 30, 1998 increased to
$25.5 million from $2.0 million for the six months ended June 30, 1997. In addition to the aforementioned factors, the net loss was impacted by an increase in interest expense of $2.9 million for the six months ended June 30, 1998, due to higher overall levels of indebtedness and the higher carrying cost of the Senior Secured Notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $2.8 million of which is reserved for an irrevocable standby letter of credit. As of June 30, 1998, borrowings on the line of credit were $7.0 million and unused borrowing capacity under the Credit Agreement was $15.2 million.

The Company is highly leveraged. At June 30, 1998, the Company's indebtedness was $207.7 million and its stockholder's equity was a deficit of $34.8 million. The problems at Conover (see "Results of Operations") have had a negative impact on the Company's results of operations. If improvements in Conover's operating performance do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.


The Company's indebtedness contains certain restrictions which, among other things, limit its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a consolidated interest expense coverage ratio, a leverage ratio, and maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA").

During the second quarter of 1998, the Company and its lenders entered into an amendment to the credit agreement related to the Company's revolving credit facility. The amendment waived the financial covenants to which the Company was subject through the end of 1998 and established a requirement with respect to the maintenance of minimum level of EBITDA for the four consecutive quarters ending September 30, 1998 and December 31, 1998.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees will continue.

Cash Flow From Operating Activities
-----------------------------------

Cash flow from operating activities for the second quarter of 1998 decreased to cash used of $0.1 million from cash provided of $2.2 million for the second quarter of 1997. Cash flow from operating activities decreased to cash provided of $0.8 million for the six months ended June 30, 1998 from cash provided of $3.5 million for the same period in 1997. The increased net loss in the second quarter of 1998 was the primary contributor to the decreased operating cash flows of the same period; however, the cash effect of the increased net loss was partially mitigated by cash provided through decreases in working capital for both the three months and six months ended June 30, 1998.

Cash Flow From Investing Activities
-----------------------------------

Cash flow from investing activities was cash used of $0.7 million for the second quarter of 1998 compared to cash used of $5.3 million for the second quarter of 1997. Cash used in investing activities was $2.5 million for the six months ended June 30, 1998 compared to $11.3 million for the six months ended June 30, 1997.

Capital expenditures were $2.6 million for the six months ended June 30, 1998 compared to $10.4 million for the six months ended June 30, 1997. During the second quarter, the company sold property generating proceeds of $1.6 million which must be used to fund future capital expenditures.

Cash Flow From Financing Activities
-----------------------------------

Cash provided by financing activities decreased to $0.8 million in the second quarter of 1998 from $3.4 million in the second quarter of 1997. Cash flow from financing activities decreased to $1.7 million for the first half of 1998 compared to $4.8 million for the first half of 1997. For the six months ended June 30, 1998, proceeds from borrowings under the revolving credit facility were $16.5 million and principal repayments were $14.5 million.


Interest of $7.1 million is due in connection with the Senior Secured notes in July, 1998. After July, 1998, interest payments in connection with the Senior Secured Notes and Senior Subordinated Notes are required as follows: $5.6 million in October; $6.0 million in January; $5.6 million in April; and $6.0 million in July. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
------------------------------------------------------------------------

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), decreased to $2.4 million for the second quarter of 1998, from $6.9 million for the second quarter of 1997, a decrease of $4.5 million.

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


SUBSEQUENT EVENTS

On July 7, 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President and named Theodore C. Rogers, of AIP, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President which is made up of three Senior Vice Presidents who will run the Company under Mr. Rogers' direction. The Office of the President is currently evaluating a restructuring of the Company's business to better serve its customers, take advantage of market opportunities and reduce its operating costs.

Initial restructuring activities are likely to include the following: (i) merging certain operations; (ii) moving production of certain products from Conover to other plants; (iii) reducing costs through headcount reductions and other measures; (iv) reducing inventory levels; and (v) refocusing the Company's efforts on its more profitable businesses and products. The Company expects to record a restructuring charge in the third quarter in connection with these activities. The amount of the restructuring charge has not yet been determined.


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


NEW ACCOUNTING STANDARDS

In April, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires that the costs of start-up activities be expensed as incurred. Management estimates that previously capitalized start-up costs of approximately $5.4 million meet the definitions set forth in the SOP. Initial adoption of the SOP must be reported as a cumulative effect of a change in accounting principles. The SOP is effective for fiscal years beginning after December 15, 1998; however, earlier application is encouraged. The Company intends to adopt the provisions of the SOP in the third quarter of 1998.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.  ITEM
-----------  ----------------------------------------------------------------

10.15  Amendment No. 1, Waiver and Agreement, dated as of June 30, 1998

27.1   Financial Data Schedule.

__________________________


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

On July 7, 1998 the Company issued a report on Form 8-K to announce that Frank
H. Roland resigned as a Director, President and Chief Executive Officer of the Company and its wholly-owned subsidiaries.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                RBX CORPORATION
                                ---------------
                                 (Registrant)

Date:         August 14, 1998                   /s/    John C. Cantlin
             -----------------------            ----------------------
                                                JOHN C. CANTLIN
                                                VICE PRESIDENT, CHIEF FINANCIAL
                                                OFFICER & TREASURER