Form 10-Q
period 1998-09-30
RBX CORP
filed 1998-11-13
CIK 1010141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
Exchange Act of 1934
               For the quarterly period ended September 30, 1998

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

                    YES   X                  NO
                        -----                  _____


The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of September 30, 1998 was 1,000.

                                RBX CORPORATION




                                     Index
                                     -----
                                                                            Page
                                                                            ----

PART I........................................................................1
     ITEM 1.   Financial Statements (unaudited)...............................1
     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................9

PART II.......................................................................16
     ITEM 6.   Exhibits and Reports on Form 8-K...............................16

                                    PART I
ITEM 1.   Financial Statements

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS

                                                                                          December 31,   September 30,
                                                                                              1997           1998
                                                                                          ------------   -------------
Cash and cash equivalents................................................................  $      166     $       182
Accounts receivable, less allowance for doubtful accounts of
     $1,505 and $1,550, respectively.....................................................      38,030          35,956
Inventories..............................................................................      39,810          25,039
Prepaid and other current assets.........................................................       1,184             646
                                                                                          ------------   -------------

     Total current assets................................................................      79,190          61,823

Property, plant and equipment, net.......................................................      97,374          74,187
Restricted cash..........................................................................           -           1,612
Intangibles and other assets, net........................................................      99,357           6,610
                                                                                          ------------   -------------

     Total assets........................................................................     275,921         144,232
                                                                                          ============   =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.........................................................................      17,215          16,538
Accrued liabilities......................................................................      15,766          25,729
Current portion of postretirement benefit obligation.....................................       2,137           2,137
Current portion of long-term debt........................................................         350             327
                                                                                          ------------   -------------

     Total current liabilities...........................................................      35,468          44,731

Long-term debt...........................................................................     205,687         204,828
Postretirement benefit obligation........................................................      32,910          33,721
Pension benefit obligation...............................................................       9,416           9,165
Other liabilities........................................................................       1,704           1,704

Contingencies............................................................................           -               -

Stockholder's equity:
     Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding......           -               -
     Additional paid-in-capital..........................................................      58,103          58,103
     Accumulated deficit.................................................................     (67,367)       (208,020)
                                                                                          ------------   -------------

          Total stockholder's equity.....................................................      (9,264)       (149,917)
                                                                                          ------------   -------------

          Total liabilities and stockholder's equity.....................................  $  275,921     $   144,232
                                                                                          ============   =============

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                        3 Months       3 Months       9 Months       9 Months
                                                                         Ended          Ended          Ended          Ended
                                                                      September 30,  September 30,  September 30,  September 30,
                                                                          1997           1998           1997           1998
                                                                      -------------  -------------  -------------  -------------

Net sales............................................................  $    68,877    $    63,962    $   213,246    $   203,193
Cost of goods sold...................................................       57,248         67,457        178,143        191,293
                                                                      -------------  -------------  -------------  -------------

Gross profit (loss)..................................................       11,629         (3,495)        35,103         11,900

Selling, general and administrative costs............................        6,748          8,613         20,628         23,866
Management fees......................................................          252            302            755            811
Loss on impairment of long-lived assets..............................            -         90,351              -        101,449
Amortization of goodwill and other intangibles.......................          842            744          2,502          2,410
Other expense (income)...............................................           64            238             95            (80)
                                                                      -------------  -------------  -------------  -------------

Operating income (loss)..............................................        3,723       (103,743)        11,123       (116,556)
Interest expense, including amortization of deferred financing fees..        5,021          6,411         14,844         19,145
                                                                      -------------  -------------  -------------  -------------

Loss before income taxes.............................................       (1,298)      (110,154)        (3,721)      (135,701)
Income tax benefit...................................................         (300)             -           (767)             -
                                                                      -------------  -------------  -------------  -------------

Loss before cumulative effect adjustment.............................         (998)      (110,154)        (2,954)      (135,701)
Cumulative effect adjustment, write-off of start-up costs............            -          4,952              -          4,952
                                                                      -------------  -------------  -------------  -------------

Net loss.............................................................  $      (998)   $  (115,106)   $    (2,954)   $  (140,653)
                                                                      =============  =============  =============  =============

See notes to condensed consolidated financial statements.

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        3 Months       3 Months       9 Months       9 Months
                                                                         Ended          Ended          Ended          Ended
                                                                      September 30,  September 30,  September 30,  September 30,
                                                                          1997           1998           1997           1998
                                                                      -------------  -------------  -------------  -------------
Operating Activities:
Net loss.............................................................  $      (998)   $  (115,106)   $    (2,954)   $  (140,653)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation......................................................        2,035          3,507          6,170          8,425
   Amortization......................................................        1,075          1,066          3,195          3,369
   Provision for deferred income taxes...............................         (300)             -           (823)             -
   Special charges...................................................            -        108,789              -        119,887
   Loss (gain) on disposal of property and equipment.................           64            238             95            (80)
   Increase (decrease) in cash from changes in assets and liabilities net of effect of business acquisition and special charges:
   Accounts receivable...............................................          814           (573)        (5,549)        (1,010)
   Inventories.......................................................       (1,114)         2,671         (1,535)         5,007
   Prepaid and other current assets..................................         (214)           304            309            457
   Intangibles and other assets......................................           50            (51)            50            (51)
   Accounts Payable..................................................        7,364            423         12,040           (173)
   Accrued liabilities...............................................        1,679         (1,688)         2,286          4,759
   Other liabilities.................................................          425            152          1,066            560
                                                                      =============  =============  =============  =============
Net cash provided by (used in) operating activities..................       10,880           (268)        14,350            497

Investing activities:
Capital expenditures.................................................       (3,280)        (1,043)       (13,633)        (3,677)
Acquisitions, net of cash acquired...................................          (58)             -         (1,019)             -
Proceeds from disposals of property, plant and equipment.............           50          4,060             66          5,690
Increase in restricted cash..........................................            -           (120)             -         (1,612)
                                                                      =============  =============  =============  =============
Net cash provided by (used in) investing activities..................       (3,288)         2,897        (14,586)           401

Financing activities:
Dividends............................................................            -              -           (291)             -
Proceeds from borrowings.............................................        1,000          7,500         11,500         24,000
Principal payments on long-term debt.................................       (8,592)       (10,082)       (14,266)       (24,882)
                                                                      =============  =============  =============  =============
Net cash provided by financing activities............................       (7,592)        (2,582)        (3,057)          (882)

Net increase (decrease) in cash and cash equivalents.................            -             47         (3,293)            16
Cash and cash equivalents:
   Beginning of period.............................................              -            135          3,293            166
                                                                      -------------  -------------  -------------  -------------
   End of period...................................................    $         -    $       182    $         -    $       182
                                                                      =============  =============  =============  =============

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

The interim financial data as of and for the three months and nine months ended September 30, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

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

2. Inventories

Components of inventory are as follows:

                               December 31,             September 30,
                                  1997                      1998
                               ------------             -------------
     Raw materials             $     15,593             $      11,561
     Work-in-process                  4,154                     4,116
     Finished goods                  20,063                     9,362
                               ------------             -------------
                               $     39,810             $      25,039
                               ============             =============


3. Restricted Cash

Restricted cash represents the proceeds from the sale of certain assets which collateralized the Senior Secured Notes. Such proceeds must be used to fund future capital expenditures.

4. Long-Term Debt

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Secured Notes and the Senior Subordinated Notes on a full, unconditional, and joint and several basis. Indebtedness under the Company's revolving credit facility is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first-priority lien in all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Separate

                                RBX CORPORATION

4. Long-Term Debt (Continued)

financial statements of the guarantor subsidiaries have not been presented as management has determined that such separate financial statements would not be material to an investor.

The Company's indebtedness contains certain restrictions which, among other things, limit its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four consecutive quarters ending September 30, 1998 and December 31, 1998. The Company was in compliance with all terms of its indebtedness as of September 30, 1998.

As of September 30, 1998, the Company had available unused borrowing capacity of $17.6 million under the revolving credit facility.

5. Contingencies

The Company is highly leveraged. At September 30, 1998, the Company's indebtedness was $205.2 million and its stockholder's equity was a deficit of $149.9 million. The Company has experienced continued operating losses at Rubatex's Conover, North Carolina plant, due to ongoing difficulties associated with the relocation of Ensolite production from Mishawaka, Indiana. These operating losses have had a negative impact on the Company's results of operations and liquidity.

The Company has undertaken a number of actions to improve the results at Conover including: (i) replacing the operations manager; (ii) reducing headcount at the plant; and (iii) shifting production of certain products to other plants. Although such efforts have yielded improvements in Conover's results during the third quarter of 1998, further actions such as the elimination of production at Conover may be necessary in connection with the overall restructuring of the Company's operations.

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

                                RBX CORPORATION

6. Contingencies (Continued)

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

7. Reorganization

Introduction
------------

On July 7, 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President and named Theodore C. Rogers, of American Industrial Partners, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President, which is comprised of three Senior Vice Presidents who will run the Company under Mr. Rogers' direction. Management has begun the implementation of a reorganization plan designed to allow the Company to better serve its customers, take advantage of market opportunities, and reduce its operating costs.

The actions which have currently been taken include: (i) the reduction of the workforce by approximately 300 employees; (ii) the closure and sale of certain warehouse facilities to generate cash and reduce costs; (iii) the sale of the business and substantially all assets excluding land and buildings of Universal Polymer & Rubber, Inc. ("Universal") to generate cash and reduce operating losses; (iv) the reduction of inventory levels and other working capital requirements; (v) the merger of certain operations; and (vi) the reorganization of the field sales force from a plant based to a market based structure.

                                RBX CORPORATION

7.   Reorganization (Continued)

In connection with the reorganization of the Company's operations, the following special charges were recorded.

                                                          3 Months            9 Months
                                                           Ended               Ended
                                                        September 30,       September 30,
                                                            1998                1998
                                                       ---------------     ---------------
Loss on impairment of long-lived assets                 $      90,351       $     101,449
                                                       ---------------     ---------------

Charges included in cost of goods sold:
     Inventory write downs                                      7,614               7,614
     Severance and other personnel related charges              2,659               2,659
     Other                                                        244                 244
                                                       ---------------     ---------------

                                                               10,517              10,517
                                                       ---------------     ---------------

Charges included in SG&A:
     Severance and other personnel related charges              1,522               1,522
     Accounts receivable write downs                              857                 857
     Other                                                        590                 590
                                                       ---------------     ---------------

                                                                2,969               2,969
                                                       ---------------     ---------------

Write-off of start-up costs                                     4,952               4,952
                                                       ---------------     ---------------
                                                        $     108,789      $      119,887
                                                       ===============     ===============

Loss on impairment of long-lived assets
---------------------------------------

Due to a variety of factors including decreased sales levels, the poor performance of Rubatex's Conover plant and the resulting impact on the Company's liquidity and financial position, the sale of the Universal business, as well as management's reassessment of the Company's expected future cash flows, the Company evaluated the carrying value of its long-lived assets and determined that such assets were impaired. Accordingly, the Company recorded a loss on impairment of long-lived assets totaling $101,449 which is comprised primarily of the write off of intangibles of $89,429 and write down of property, plant and equipment at Conover and Universal of $10,988.

On September 22, 1998, the Company completed the sale of the business and substantially all of the assets (excluding land and buildings) of Universal, a subsidiary that was engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions. Cash proceeds of $3.5 million were received in connection with the sale, with $2.9 million of such proceeds used to reduce indebtedness under the Company's revolving credit facility and the remaining $0.6 million representing restricted cash. The land and buildings were leased to the purchaser under a renewable five-year lease. The loss related to Universal, which has been included in the loss on impairment of long-lived assets, totaled $11,726 with $11,098 of this amount recognized in the second quarter of 1998 and the remainder recognized in the third

                                RBX CORPORATION

7.   Reorganization (Continued)

quarter of 1998. The sale of this unprofitable subsidiary was the result of management's efforts to focus the Company on its core business and the determination that Universal's business was not a strategic fit with the Company's other operations.

Based on Conover's continued poor performance and management's revised expectations with respect to future cash flows from Conover's operations, the Company reassessed the carrying values of the long-lived assets related to Conover and determined that there was an impairment; accordingly, a loss on impairment of $39,171 was recorded in the third quarter which is comprised of the write off of allocated intangibles of $31,278 and the write down of property, plant and equipment of $7,893.

The Company has continually evaluated whether events and circumstances have occurred that would indicate that the remaining balance of goodwill and other intangible assets may not be recoverable. Due to the Company's poor operating performance and the resulting reorganization actions undertaken by management, the Company recently performed an in-depth evaluation of the carrying value of its intangible assets.

In connection with this evaluation, the Company elected to change its method of measuring impairment under APB Opinion No. 17 "Intangible Assets," from an undiscounted cash flow approach to a fair value approach based on discounted cash flows effective September 30, 1998. The Company believes that a fair value approach is preferable in that such method more closely approximates the fair value of its intangible assets and the related measurement of impairment. Using this method, the Company will estimate enterprise value using a discounted cash flow approach, whenever events or circumstances have occurred that indicate impairment. When the aggregate carrying value of the Company's goodwill and other intangible assets exceeds their fair value, measured by reference to enterprise value, the difference is charged to operations.

In connection with this change in method, the Company recorded a loss on impairment of intangible assets of $50,552, representing the recorded carrying amount of the Company's remaining goodwill and other intangible assets as of September 30, 1998.

Inventory Write Downs
---------------------

Under the direction of the Company's new senior management team a reassessment of the Company's obsolescence reserves was completed during the third quarter of 1998 and an inventory write down of $7,614 was recorded. The reassessment was influenced by decreased sales levels, revised expectations with respect to future demand for certain products, and substantial reductions to overall inventory levels.

Severance and Other Personnel Related Costs
-------------------------------------------

The charges of $2,659 for severance and other personnel related costs were incurred primarily in connection with a reduction in the workforce of approximately 300 employees, which represents a 16% decrease in headcount.

Write-off of Start-Up Costs
---------------------------

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP"), "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities be expensed as incurred. The Company has elected early implementation of the provisions of the SOP and, accordingly, has recorded a cumulative effect adjustment of $4,952. The adjustment is comprised of $5,438 of costs capitalized in connection with the start up of the Ensolite business in Conover, North Carolina, net of accumulated depreciation of $486.

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


Reorganization

On July 7, 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President and named Theodore C. Rogers, of American Industrial Partners, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President, which is comprised of three Senior Vice Presidents who will run the Company under Mr. Rogers' direction. Management has begun the implementation of a restructuring plan designed to allow the Company to better serve its customers, take advantage of market opportunities, and reduce its operating costs.

The actions which have currently been taken include: (i) the reduction of the workforce by approximately 300 employees; (ii) the closure and sale of certain warehouse facilities to generate cash and reduce costs; (iii) the sale of the business and substantially all assets excluding land and buildings of Universal to generate cash and reduce operating losses; (iv) the reduction of inventory levels and other working capital requirements; (v) the merger of certain operations; and (vi) the reorganization of the field sales force from a plant based to a market based structure.

As discussed below and disclosed in the notes to the condensed consolidated financial statements included in this Form 10-Q, the Company has recorded charges totaling $119.9 million in connection with the reorganization of its operations.


Basis of Presentation

The following tables set forth, for the periods shown, net sales, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net sales. The first table sets forth this information including special charges and the second table sets forth the information excluding special charges.

Including special charges:
--------------------------

                                   Quarter Ended September 30,           Nine Months Ended September 30,
                              -------------------------------------   -------------------------------------
                                    1997                1998                 1997                1998
                              ----------------    ------------------  -----------------   ------------------
Net sales...................  $ 68.9    100.0%    $ 64.0     100.0%    $213.2   100.0%     $203.2   100.0%
Gross profit................    11.6     16.8       (3.5)     (5.5)      35.1    16.5        11.9     5.9
SG&A........................     6.7      9.7        8.6      13.4       20.6     9.7        23.9    11.8
Operating income (loss).....     3.7      5.4     (103.7)   (162.0)      11.1     5.2      (116.6)  (57.4)
Net loss....................    (1.0)    (1.5)    (115.1)   (179.8)      (3.0)   (1.4)     (140.7)  (69.2)

                                       9

Excluding special charges:
--------------------------

                               Quarter Ended September 30,         Nine Months Ended September 30,
                             -------------------------------     -----------------------------------
                                  1997             1998                1997               1998
                             --------------   --------------     ----------------   ----------------
Net sales.................   $68.9   100.0%   $64.0   100.0%     $213.2    100.0%   $203.2    100.0%
Gross profit..............    11.6    16.8      7.0    10.9        35.1     16.5      22.4     11.0
SG&A......................     6.7     9.7      5.6     8.8        20.6      9.7      20.9     10.3
Operating income (loss)...     3.7     5.4      0.1     0.2        11.1      5.2      (1.7)    (0.8)
Net loss..................    (1.0)   (1.5)    (6.3)   (9.8)       (3.0)    (1.4)    (20.8)   (10.2)

Results of Operations:

Net Sales
---------

Net sales decreased to $64.0 million for the three months ended September 30, 1998 compared to $68.9 million for the same period in 1997, a decrease of $4.9 million or 7.1%. Net sales decreased to $203.2 million for the nine months ended September 30, 1998 from $213.2 million for the comparable period in 1997, a decrease of $10.0 million or 4.7%.

Net sales for the Company's foam product operations (the "Foam Group") decreased to $46.0 million for the quarter ended September 30, 1998 from $50.7 million for the quarter ended September 30, 1997, a decrease of $4.7 million or 9.3%. The Foam Group's net sales decreased to $149.9 million for the nine months ended September 30, 1998 from $158.2 million for the nine months ended September 30, 1997, a decrease of $8.3 million or 5.2%. A decrease in sales at Universal of $3.7 million accounts for a portion of the decrease in the Foam Group's net sales for the nine months ended September 30, 1998. The decrease in net sales attributable to Universal in the third quarter of 1998 amounted to $1.5 million. On September 22, 1998, the Universal business was sold thereby eliminating further losses from this unprofitable subsidiary. The remaining decline in the Foam Group's sales is attributable to the loss of Ensolite customers due to poor shipping performance, the loss of fabric laminate customers to Asian competitors, the loss of fabricated parts customers to lower cost competitors, and reduced shipments to General Motors Corporation and its suppliers as a result of the strike at General Motors.

After the elimination of sales to the Foam Group, net sales at the Company's custom rubber mixing operations (the "Mixing Group") increased to $18.0 million in the third quarter of 1998 compared to $17.8 million in the third quarter of 1997, an increase of $0.2 million or 1.1%. The Mixing Group's net sales after eliminations for the nine months ended September 30, 1998 decreased to $53.3 million compared to $54.7 million for the same period in 1997, a decrease of $1.4 million or 2.6%.

Gross Profit
------------

Gross profit decreased to a gross loss of $3.5 million for the third quarter of 1998 from gross profit of $11.6 million for the third quarter of 1997, a decrease of $15.1 million. For the nine months ended September 30, 1998, gross profit decreased to $11.9 million from $35.1 million for the same period in 1997, a decrease of $23.2 million.

During the third quarter, the Company recorded special charges which reduced gross profit by $10.5 million. These charges are comprised primarily of $7.6 million of inventory write downs and $2.7 million of severance and other personnel related costs.

Excluding special charges, gross profit decreased to $7.0 million for the third quarter of 1998 from gross profit of $11.6 million for the third quarter of 1997, a decrease of $4.6 million. During the third quarter of 1997 the Company recorded nonrecurring credits of $1.7 million related to an employee healthcare cost rebate and certain royalties and capitalized Ensolite start-up costs of $0.9 million. Excluding the effects of these benefits in the prior year, the third quarter decrease was $2.0 million which is explained by the decrease in volume. Excluding the special charges, gross profit decreased to $22.4 million for the nine months ended September 30, 1998 from $35.1 million for the nine months ended, a decrease of $12.7 million.

Gross profit for the Foam Group excluding special charges decreased to $6.1 million in the third quarter of 1998 from $7.8 million in the third quarter of 1997, a decrease of $1.7 million. The third quarter decrease in gross profit was primarily volume driven and was experienced at all of the Foam Group's operations with the exception of OleTex.

For the nine months ended September 30, 1998, Conover accounted for $5.8 million of the decline in gross profit; however, all of the Foam Group's operations experienced decreased gross profit. These decreases were primarily driven by decreased volume as well as reduced overhead absorption due to significant inventory reductions.

The Company has undertaken a number of actions to improve the results at Conover including: (i) replacing the operations manager; (ii) reducing headcount at the plant; and (iii) shifting production of certain products to other plants. Although such efforts yielded improvements in Conover's results during the third quarter of 1998, further actions such as the elimination of production at Conover may be necessary and are being considered in connection with the overall restructuring of the Company's operations.

Mixing Group gross profit decreased to $2.4 million in the third quarter of 1998 from $2.8 million in the third quarter of 1997, a decrease of $0.4 million. The decrease is due to a shift in the mix of demand toward tolling arrangements which yield lower margins on the same volume of material produced. Mixing Group gross profit decreased to $7.5 million for the nine months ended September 30, 1998 compared to $7.7 million for the same period in the prior year, a decrease of $0.2 million.

SG&A
----

SG&A increased to $8.6 million in the third quarter of 1998 from $6.7 million in the third quarter of 1997, an increase of $1.9 million or 28.4%. SG&A increased to $23.9 million for the nine months ended September 30, 1998 from $20.6 million for the nine months ended September 30, 1997, an increase of $3.3 million or 16.0%.

During the third quarter the Company recorded special charges which increased SG&A by $3.0 million. These charges are comprised primarily of $1.5 million of severance and other personnel related costs and $0.9 million in accounts receivable write downs.

Excluding special charges, SG&A decreased to $5.6 million for the third quarter of 1998 from $6.7 million for the third quarter of 1997, a decrease of $1.1 million. As a percentage of net sales exclusive of special charges, SG&A decreased to 8.8% for the third quarter of 1998 from 9.7% for the third quarter of 1997. Excluding the special charges, SG&A increased to $20.9 million for the nine months ended September 30, 1998 from $20.6 million for the nine months ended, an increase of $0.3 million.

Operating Income
----------------

Operating income decreased to a loss of $103.7 million for the third quarter of 1998 compared to income of $3.7 million for the third quarter of 1997. Operating income decreased to a loss of $116.6 million for the nine months ended September 30, 1998 compared to income of $11.1 million for the nine months ended September 30, 1997.

In connection with the reorganization of its operations, the Company recorded special charges which reduced operating income by $114.9 million for the nine months ended September 30, 1998. In addition to the special charges discussed under Gross Profit and SG&A, the Company recorded a loss on the impairment of long-lived assets of $101.4 million for the nine months ended September 30, 1998, $90.3 million of which was recorded in the three months ended September 30, 1998. The loss on impairment of long-lived assets is comprised primarily of the write off of intangibles of $89.4 million and write down of property, plant and equipment at Conover and Universal of $11 million.

Excluding special charges, operating income decreased to $0.1 million for the third quarter of 1998 from $3.7 million for the third quarter of 1997. Excluding special charges, operating income decreased to an operating loss of $1.7 million for the nine months ended September 30, 1998 from operating income of $11.1 million for the nine months ended September 30, 1997.

Net Loss
--------

The third-quarter net loss increased to $115.1 million from $1.0 million in the prior year. The net loss for the nine months ended September 30, 1998 increased to $140.7 million from $3.0 million for the nine months ended September 30, 1997.

Excluding the special charges referred to above, the net loss increased to $6.3 million for the third quarter of 1998 from $1.0 million for the third quarter of 1997. Excluding the special charges, the net loss increased to $20.8 million for the nine months ended September 30, 1998 from $3.0 million for the nine months ended September 30, 1997. In addition to the aforementioned factors, the net loss was impacted by an increase in interest expense of $4.3 million for the nine months ended September 30, 1998, due to higher overall levels of indebtedness and the higher carrying cost of the Senior Secured Notes. Additionally, the 1997 net loss was reduced by a tax benefit of $0.3 million and $0.8 million for the third quarter and nine months ended September 30, 1997, respectively. There was no such credit recorded in 1998.


Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $2.9 million of which is reserved for an irrevocable standby letter of credit. As of September 30, 1998, borrowings on the line of credit were $4.5 million and unused borrowing capacity under the Credit Agreement was $17.6 million.

The Company is highly leveraged. At September 30, 1998, the Company's indebtedness was $205.2 million and its stockholder's equity was a deficit of $149.9 million. The problems at Conover (see "Results of Operations") have had a negative impact on the Company's results of operations. The Company has undertaken a number of actions to improve the results at Conover including: (i) replacing the operations manager; (ii) reducing headcount at the plant; and
(iii) shifting production of certain products to other plants. Although such efforts yielded improvements in Conover's results during the third quarter of 1998, further actions such as the elimination of production at Conover may be necessary and are being considered in connection with the overall restructuring of the Company's operations. If Conover's operating performance does not continue to improve, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

The Company's indebtedness contains certain restrictions which, among other things, limit its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four consecutive quarters ending September 30, 1998 and December 31, 1998. The Company was in compliance with all terms of its indebtedness as of September 30, 1998.

Interest of $5.6 million is due in connection with the Senior Subordinated Notes in October, 1998. After

October, 1998, interest payments in connection with the Senior Secured Notes and Senior Subordinated Notes are required during 1999 as follows: $6.0 million in January; $5.6 million in April; $6.0 million in July; and $5.6 million in October. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees will continue.

Cash Flow From Operating Activities
-----------------------------------

Cash flow from operating activities for the third quarter of 1998 decreased to cash used of $0.3 million from cash provided of $10.9 million for the third quarter of 1997. Cash flow from operating activities decreased to cash provided of $0.5 million for the nine months ended September 30, 1998 from cash provided of $14.4 million for the same period in 1997. The increased net loss in the third quarter of 1998 was the primary contributor to the decreased operating cash flows of the same period; however, the cash effect of the increased net loss was partially mitigated by cash provided through decreases in working capital for both the three months and nine months ended September 30, 1998.

Cash Flow From Investing Activities
-----------------------------------

Cash flow from investing activities was cash provided of $2.9 million for the third quarter of 1998 compared to cash used of $3.3 million for the third quarter of 1997. Cash provided by investing activities was $0.4 million for the nine months ended September 30, 1998 compared to cash used of $14.6 million for the nine months ended September 30, 1997. Proceeds from the disposal of property, plant and equipment totaled $5.7 million for the nine months ended September 30, 1998. Capital expenditures were $3.7 million for the nine months ended September 30, 1998 compared to $13.6 million for the nine months ended September 30, 1997.

On September 22, 1998, the Company completed the sale of the business and substantially all of the assets (excluding land and buildings) of Universal, a subsidiary that was engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions. Cash proceeds of $3.5 million were received in connection with the sale, with $2.9 million of such proceeds used to reduce indebtedness under the Company's revolving credit facility and the remaining $0.6 million representing restricted cash.

Cash Flow From Financing Activities
-----------------------------------

Cash used in financing activities decreased to $2.6 million in the third quarter of 1998 from $7.6 million in the third quarter of 1997. Cash flow from financing activities decreased to cash used of $0.9 million for the first nine months of 1998 compared to cash used of $3.1 million for the first nine months of 1997. For the nine months ended September 30, 1998, proceeds from borrowings under the revolving credit facility were $24.0 million and principal repayments were $24.9 million.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
------------------------------------------------------------------------

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), decreased to $5.5 million for the third quarter of 1998, from $7.3 million for the third quarter of 1997, a decrease of $1.8 million. Adjusted EBITDA decreased to $11.2 million for the nine months ended September 30, 1998 from $21.3 million for the nine months ended September 30, 1998, a decrease of $10.1 million.

Adjusted EBITDA increased to $5.4 million in the third quarter of 1998 from $2.4 million in the second quarter of 1998, an increase of $3.1 million.

On a trailing-twelve-months basis, adjusted EBITDA as of September 30, 1998 was $12.3 million.

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


Year 2000

Introduction
------------

The arrival of the Year 2000 poses a unique challenge to all enterprises which use computers, computer software and other equipment utilizing microprocessors in conducting their normal operations. As the Year 2000 approaches, such systems may become unable to function properly or may even fail completely as a result of programming which recognizes dates using only two digits rather than four. Consequently, operations could be disrupted or temporarily halted if the deficiencies in such systems are not corrected in a timely manner. Operations could also be disrupted or temporarily halted if raw materials suppliers or service providers are not prepared and as a result of Year 2000 become unable to supply materials or provide services. Additionally, there could be a reduction in demand if customers are not prepared for the Year 2000.

The Company's State of Readiness
--------------------------------

The Company has undertaken a comprehensive assessment and corrective action program designed to ensure that its essential information technology ("IT") systems will appropriately recognize the Year 2000. Beginning in 1995, the Company started a project to replace substantially all of its primary IT systems. Management estimates that this project will be completed by the end of the first quarter of 1999. Corrective action related to the Company's other essential IT systems is also expected to be completed by the end of the first quarter of 1999.

The Company is also performing an assessment of its non-IT systems. Non-IT systems include systems utilizing embedded technology such as microcontrollers. The manufacturing processes employed by the Company do not rely heavily on embedded technology; however, the Company is working with its suppliers of machinery and equipment to ensure that the manufacturing process is not halted by such equipment as the Year 2000 approaches.

The Company is currently evaluating the Year 2000 readiness of its raw materials suppliers and service providers to more fully assess the nature and magnitude of the risk posed by its business partners. Management estimates that this assessment will be completed by the end of the first quarter of 1999.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The project to replace the Company's essential IT systems would have occurred regardless of the existence of Year 2000 issues, however, the replacement project is expected to provide Year 2000 readiness with respect to such systems. The Company estimates capital expenditures of approximately $3.3 million in connection with updating its primary IT systems.

The Risks of the Company's Year 2000 Issues
-------------------------------------------

The Company currently believes that its raw materials suppliers, service providers and customers pose the greatest risk to operations as the Year 2000 approaches. The Company's manufacturing processes could be hampered or halted altogether if raw materials are not available. Further, demand for the Company's products could be adversely affected if the Company's customers are not prepared for the advent of the Year 2000.

The Company's Contingency Plans
-------------------------------

The Company has not completed the development of a formal contingency plan, but expects to do so by the end of the first quarter of 1999. Any such plan would likely include adjustment of production levels based on demand and the availability of raw materials.

Conclusion
----------

The Company's assessment of the impact of Year 2000 issues and the related timing associated with completion of efforts to resolve Year 2000 issues are based on management's estimates, which were developed utilizing certain assumptions with respect to future events. Based on these estimates and assumptions, management believes it will achieve Year 2000 readiness in a timely manner for essential IT systems. However, actual circumstances could differ from those anticipated by management thereby altering the timetable for completion, the effectiveness of implementation and the related costs of Year 2000 compliance programs.

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.  Item
-----------  ----
18.1         Independent Accountant's Preferability Letter, Change in Method of
             Accounting for Determination of Goodwill Impairment.

27.1         Financial Data Schedule.

------------------
(b)  Reports on Form 8-K

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


                                RBX CORPORATION
                                ---------------
                                 (Registrant)

Date: November 13, 1998                       /s/ John C. Cantlin
      ------------------------------          ---------------------------------
                                              JOHN C. CANTLIN
                                              SENIOR VICE PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER


Date: November 13, 1998                       /s/ Thomas W. Tomlinson
      ------------------------------          ---------------------------------
                                              THOMAS W. TOMLINSON
                                              CORPORATE CONTROLLER