Form 10-K
period 1998-12-31
RBX CORP
filed 1999-03-31
CIK 1010141

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

                  For the fiscal year ended December 31, 1998

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

     YES    X                          NO __________
           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 31, 1998, there was no voting stock of the Registrant held by non-affiliates.

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of December 31, 1998 was 1,000.



                                                      Index
                                                      -----

                                                                                                        Page
                                                                                                        ----
PART I...............................................................................................      1
  ITEM 1.     Business...............................................................................      1
  ITEM 2.     Properties.............................................................................      4
  ITEM 3.     Legal Proceedings......................................................................      4
  ITEM 4.     Submission of Matters to a Vote of Security Holders....................................      4

PART II..............................................................................................      5
  ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..............      5
  ITEM 6.     Selected Financial Data................................................................      6
  ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..      8
  ITEM 8.     Financial Statements and Supplementary Data............................................     16
  ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     16

PART III.............................................................................................     17
  ITEM 10.    Directors and Executive Officers of the Registrant.....................................     17
  ITEM 11.    Executive Compensation.................................................................     19
  ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.........................     22
  ITEM 13.    Certain Relationships and Related Transactions.........................................     23

PART IV..............................................................................................     24
  ITEM 14.    Exhibits, Financial Statement Schedules, Reports on Form 8-K...........................     24


PART I

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

In July 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President, and named Theodore C. Rogers, of American Industrial Partners, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President, which is comprised of three Senior Vice Presidents who are running the Company under Mr. Rogers' direction. Management has begun the implementation of a reorganization plan designed to allow the Company to better serve its customers, take advantage of market opportunities, and reduce its operating costs.

Industry Segments

The Company operates in two industry segments, foam production and custom rubber mixing.

The Company's foam production operations (the "Foam Group") manufacture closed-cell rubber foam and cross-linked polyethylene foam. The Foam Group also manufactures certain products from the foam it produces through downstream manufacturing processes such as molding, fabrication, and lamination. The Foam Group includes Rubatex Corporation ("Rubatex"), Groendyk Mfg Co., Inc. ("Groendyk"), and OleTex, Inc. ("OleTex"). Rubatex has three plants which are located in Virginia, Arkansas, and North Carolina. Groendyk is located in Virginia and OleTex is located in Illinois. The Company's custom rubber mixing operations (the "Mixing Group") mix a variety of rubber polymers which are sold to customers in uncured form. The Mixing Group is comprised of Midwest Rubber Custom Mixing Corp. ("Midwest"), which is located in Ohio, and Hoover-Hanes Rubber Custom Mixing Corp. ("Hoover"), which is located in Georgia.

Further information with respect to the Company's industry segments can be found in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Description of Business

All of the Company's products begin with essentially the same manufacturing process: the blending of synthetic compounds in a mixer. The Mixing Group then sells these compounds in uncured sheet or strip form to its customers. The Foam Group performs additional manufacturing steps, including curing, extruding, molding, fabrication and lamination, before selling its products to customers.

Principal Products - Foam Group

The Foam Group's principal products are closed cell rubber foam, cross-linked polyethylene foam, and silicone rubber. These products are formulated to provide specific performance characteristics based on their end-use applications.

Closed cell rubber foam is elastic and impervious to gases and liquids, which makes it an ideal material for insulation, sealing, shock absorption and waterproofing. Products made with closed cell rubber foam include residential and industrial building insulation, plumbing insulation, automotive gaskets, home and hardware center products, and a broad range of consumer products such as wetsuits, ski masks, knee braces and other sports medicine applications, foam beverage can insulators and computer mouse pads.

Cross-linked polyethylene foam has many of the same physical properties as closed cell rubber foam, but is less elastic. It is also relatively less expensive and is easily thermoformed. Polyethylene foam is used in such products as athletic mats, marine flotation buoys, ship fenders, shoe insoles and artificial turf underlay.

Silicone rubber is flame resistant and possesses a number of exceptional physical and chemical properties which make it suitable for products which are exposed to extreme temperatures. Silicone-based products are used in certain high-performance applications including commercial lighting, automobile gaskets, commercial aircraft, aerospace and electronics.

Products sold in the most basic form include (i) extruded sheets and tubes, used for insulation in air conditioning, plumbing and refrigeration, and (ii) molded and continuous sheets which are sold to manufacturers who slit, cut, and fabricate the material into industrial and consumer products ranging from automotive gaskets to football padding to children's toys.


Principal Products - Mixing Group

The Mixing Group mixes rubber polymers and chemical additives to customer specifications. The various ingredients of a custom formulation are carefully weighed into a mixer which blends the components and feeds the mixture onto a large mill. The milled rubber is then pulled off the mill in a wide ribbon, cooled, and then cut into rough sheets or strips of uncured compound. These sheets and strips are molded or extruded by the customer into a wide variety of products including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials.

Raw Materials

The key raw material inputs used in the Company's manufacturing processes are synthetic polymers, specialty chemicals, carbon black, synthetic fabrics, natural rubber and polyethylene. Raw materials are purchased from a number of suppliers through short-term purchasing arrangements, and the Company believes that there are sufficient sources of supply for the foreseeable future.

The Company expects that it will continue to experience raw material price fluctuations from time to time. Many of its raw materials are petrochemical derivatives, which are subject to periodic price fluctuations. Historically, the Company has been able to pass along increased raw material costs to its customers. For the majority of its products, the Company's pricing strategy is flexible enough to permit cost increases to be passed through promptly.

Customers - Foam Group

The Foam Group serves a wide array of industrial and consumer end-user markets. The Foam Group's base of over 9,000 active customers is comprised of a large group of core customers who rely on the Company for their ongoing needs and a smaller number of customers who approach the Company on a project-specific basis. The Foam Group is able to serve both types of customers because of its wide range of products, its design and production capabilities and its sales force which assesses the customers' requirements in order to develop products which meet their specifications. The size and diversity of the Foam Group's customer base reduces the Company's reliance on any individual customer or industry.

The Foam Group's products are sold to end-product manufacturers, intermediate fabricators and distributors. End-product manufacturers operate in a wide range of industrial and commercial segments that produce subassemblies and finished products. Fabricators slice and cut foam into shaped pieces and then sell them to other manufacturers. Distributors purchase tubes, sheets and buns for resale to smaller contractors.

Customers - Mixing Group

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

Competition

The Company believes that it is a leading supplier in most of its principal product lines. It faces domestic and foreign competition across its product lines ranging from divisions of leading national and international manufacturers to small, regional competitors.

The Company believes that it is the leading domestic manufacturer of closed cell rubber foam products, the second largest domestic custom mixer of rubber polymers and a major competitor in several niche markets, including cross-linked polyethylene foam. Management estimates that there are approximately 20 domestic producers of closed cell foam rubber and believes that it has an approximate 40% share of the market for domestically produced closed cell foam rubber.

With a total mixing capacity of approximately 300 million pounds per year, the Company estimates that it is the second largest domestic custom rubber mixer. The Company estimates that there are approximately 75 domestic custom mixers, 20 of which have annual capacity greater than 30 million pounds. Because transportation costs affect a custom mixer's ability to compete, competition tends to be focused regionally. The Company believes that the significant discounts it receives through Company-wide raw material purchases, its proprietary formulations, emphasis on quality control and ability to provide rapid turnaround of unusual formulations and small orders enable it to compete effectively in custom rubber mixing.

Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. For information with respect to environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Employees

At December 31, 1998, the Company employed 1,687 persons, of whom approximately 26% were salaried employees, and 74% were hourly employees. Approximately 85% of the Company's hourly employees are represented by labor unions pursuant to collective bargaining agreements that expire between September 1999 and August 2002.

ITEM 2.  Properties

In addition to its leased 27,000 square foot headquarters in Roanoke, Virginia, the Company operates seven manufacturing facilities, the majority of which are located in the southeastern United States. The Company also owns or leases warehouse facilities throughout the U.S. and owns one manufacturing facility which is leased to an outside party. The size and location of the Company's significant facilities are summarized below:


                   Location             Size (Sq. Ft.)    Leased/Owned
                   --------             --------------    ------------
        Manufacturing facilities:
          Bedford, VA ..............       784,000            Owned
          Conover, NC ..............       275,000            Owned
          Buchanan, VA .............        77,000            Owned
          Colt, AR .................       223,000           Leased (a)
          Barberton, OH ............       197,000           Leased
          Tallapoosa, GA ...........       165,000           Leased (a)
          South Holland, IL ........       165,000           Leased
          Middlefield, OH ..........       119,000            Owned (b)
        Warehouses:
          Conover, NC ..............        88,000           Leased
          Santa Fe Springs, CA .....        44,000           Leased
          St. Louis, MO ............        28,000           Leased

---------------

(a) Subject to a lease with nominal lease payments. The Company has the option to purchase this property for a nominal amount.

(b) During 1998, the Company sold the business and substantially all of the assets (excluding land and buildings) of Universal Polymer & Rubber, Inc. The manufacturing facility in Middlefield, OH is leased to the successor company.


ITEM 3.    Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management believes that none of the matters in which the Company is currently involved, either individually or in the aggregate, should have a material adverse effect on the Company's business or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

There is no established public trading market for the Registrant's common equity. There was no unregistered sale of the Registrant's common equity in 1998.

ITEM 6.  Selected Financial Data

The following selected historical financial data was derived from the audited historical consolidated financial statements of the Company. The data as of and for the years ended December 31, 1998, 1997, and 1996 and the data as of December 31, 1995 was derived from the consolidated financial statements of the Company. The data for the year ended December 31, 1995 was derived from information which was extracted from the consolidated financial statements of the predecessor and from the consolidated financial statements of the Company and combined for comparative purposes. The data as of and for the year ended December 31, 1994 is derived from the consolidated financial statements of the predecessor. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                              Years Ended December 31,
                                           1994          1995           1996          1997          1998
                                       ------------  -------------  ------------  ------------  -------------
                                                                   (in thousands)
Statement of Operations Data:
    Net sales.......................      $197,913       $271,967      $275,715      $281,662      $ 263,250
    Gross profit (a)................        32,171         44,379        37,350        38,279         21,615
    Selling, general and
      administrative costs (a)......        18,478         26,305        30,474        28,265         28,375
    Management fees.................             -            598           995           986          1,177
    Operating income (loss).........        13,317         15,575       (24,626)        5,503       (111,717)
    Net income (loss) (b)...........         5,652          2,700       (35,056)      (28,990)      (142,205)
Balance Sheet Data:
    Net working capital.............        45,817         61,055        44,671        43,722         15,449
    Fixed assets, net...............        93,420         81,277        91,068        97,374         72,797
    Total assets....................       206,268        285,736       280,700       275,921        138,547
    Total debt......................        95,795        171,745       184,892       206,037        206,072
    Stockholder's equity............        33,383         40,574        20,313        (9,264)      (151,469)
Other Data:
    Capital expenditures.............        5,817          7,146        11,818        15,582          4,286
    Depreciation....................         5,121          7,130         7,124         8,370         10,431
    Amortization....................           459          1,777         4,965         4,278          3,700
    Cash flows from:
      Operating activities..........         9,291         10,225         9,137        (2,398)        (1,483)
      Investing activities..........       (54,660)      (207,129)      (33,829)      (16,698)         1,404
      Financing activities..........        43,547        201,960        22,162        15,969             35
    Ratio of earnings to fixed
      charges (c)...................          3.6x           1.4x             -             -              -
    Adjusted EBITDA (d).............        20,106         29,433        22,879        22,370         18,817

---------------
(a) Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(b) Net loss for 1998 includes special charges totaling $119.9 million. Such charges are comprised of losses on impairment of long-lived assets of $101.4 million, inventory write downs, severance, and other personnel related costs of $13.5 million, and write off of start-up costs of $5.0 million.

     Net loss for 1997 includes extraordinary losses of $1.8 million for the early extinguishment of debt.

     Net loss for 1996 includes a loss on impairment of long-lived assets of $26.5 million and additional charges of $8.7 million in the aggregate, primarily relating to a reassessment of inventory carrying values and liabilities incurred in connection with severance and certain other personnel related costs.

     Net income for 1994 includes an extraordinary loss of $0.4 million in connection with early extinguishment of debt.

(c) In computing the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes, extraordinary items and changes in accounting principles plus "fixed charges." "Fixed charges" consist of interest expense, amortization of deferred financing fees and the portion of rental expense representative of interest. For the years ended December 31, 1996, 1997, and 1998, earnings were insufficient to cover fixed charges by $43.3 million, $14.8 million, and $137.2 million respectively. For the two and one-half months ended December 31, 1995, earnings were insufficient to cover fixed charges by $5.2 million.

(d) Adjusted EBITDA as used herein represents the sum of income before income taxes, extraordinary items and changes in accounting principles, interest expense, depreciation and amortization, adjusted to add back the amortization of purchase accounting write-ups of inventories and other non-cash items (all as defined in the Credit Agreement) plus subordinated management fees. Pursuant to the terms of the Credit Agreement, the Indenture and the Senior Subordinated Indenture, management fees are subordinated to payments owed under the Credit Agreement, the Notes and Senior Subordinated Notes. Adjusted EBITDA is calculated as follows:

                                                                    Years Ended December 31,
                                                   1994           1995          1996            1997           1998
                                                 -------        -------       --------        --------       ---------
                                                                         (in thousands)
Net income (loss)........................        $ 5,652        $ 2,700       $(35,056)       $(28,990)      $(142,205)
Income taxes (benefit)...................          3,865          2,130         (8,255)         12,422              85
Extinguishment of debt...................            466             --             --           1,786              --
Cumulative effect adjustment.............             --             --             --              --           4,952
Interest expense.........................          3,334         10,745         18,685          20,285          25,451
Depreciation.............................          5,121          7,130          7,124           8,370          10,431
Amortization of intangibles..............            319          1,298          3,943           3,332           2,410
                                                 -------        -------       --------        --------       ---------

EBITDA...................................         18,757         24,003        (13,559)         17,205         (98,876)

Management fees expensed.................             --            180            995             986           1,177
Management fees paid.....................             --             --         (1,060)         (1,015)           (269)
Amortization of purchase accounting
 inventory adjustment....................            230          3,488            140              --              --
Noncash items as defined in the Credit
 Agreement...............................            619          1,344            805             906           1,581
 Special Noncash items (1)................            --             --         34,498           3,273         114,935
                                                 -------        -------       --------        --------       ---------
EBITDA, as defined in the Credit
 Agreement...............................         19,606         29,015         21,819          21,355          18,548

Management fees subordinated to the
 Credit Agreement, Senior Secured Notes
 and Senior Subordinated Notes...........            500            418          1,060           1,015             269
                                                 -------        -------       --------        --------       ---------
Adjusted EBITDA..........................        $20,106        $29,433       $ 22,879        $ 22,370       $  18,817
                                                 =======        =======       ========        ========       =========

---------------
(1)       Special noncash items as allowed by the credit agreements.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of RBX Corporation and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Selected Financial Data" included elsewhere in this Annual Report on Form 10-K.

Reorganization

In July 1998, the Company announced the resignation of Frank H. Roland, Chief Executive Officer and President, and named Theodore C. Rogers, of American Industrial Partners, as the new Chief Executive Officer and President. Simultaneously, the Company announced that its senior management team had been reorganized into The Office of the President, which is comprised of three Senior Vice Presidents who are running the Company under Mr. Rogers' direction. Management has implemented a reorganization plan designed to allow the Company to better serve its customers, take advantage of market opportunities, and reduce its operating costs.

Actions taken subsequent to the reorganization include: (i) the reduction of the workforce by approximately 300 employees; (ii) the closure and sale of certain warehouse facilities to generate cash and reduce costs; (iii) the sale of the business and substantially all assets (excluding land and buildings) of Universal Polymer & Rubber, Inc. ("Universal") to generate cash and reduce operating losses; (iv) the reduction of inventory levels and other working capital; (v) the merger of certain operations; and (vi) the reorganization of the field sales force from a plant-based to a market-based structure.

As discussed below and disclosed in the notes to the consolidated financial statements included in this Form 10-K, the Company has recorded charges totaling $119.9 million ("Special Charges") in connection with the reorganization of its operations.

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

Including Special Charges:
--------------------------

                                                                       Years Ended December 31,
                                                1996                             1997                             1998
                                   ---------------------------      ---------------------------      ----------------------------
Net sales..........................       $275.7         100.0%            $281.7         100.0%            $ 263.3         100.0%
Gross profit.......................         37.4          13.6               38.3          13.6                21.6           8.2
SG&A...............................         30.5          11.1               28.3          10.0                28.4          10.8
Operating income (loss)............        (24.6)         (8.9)               5.5           2.0              (111.7)        (42.4)
Net loss...........................        (35.1)        (12.7)             (29.0)        (10.3)             (142.2)        (54.0)

Excluding Special Charges:
--------------------------

                                                                       Years Ended December 31,
                                                1996                             1997                             1998
                                   ---------------------------      ---------------------------      ---------------------------

Net sales..........................       $275.7         100.0%            $281.7         100.0%            $263.3         100.0%
Gross profit.......................         37.4          13.6               38.3          13.6               32.1          12.2
SG&A...............................         30.5          11.1               28.3          10.0               25.4           9.6
Operating income (loss)............        (24.6)         (8.9)               5.5           2.0                3.2           1.2
Net loss...........................        (35.1)        (12.7)             (29.0)        (10.3)             (22.3)         (8.5)

Results of Operations

1998 Compared to 1997
---------------------

Net Sales

Net sales decreased to $263.3 million in 1998 from $281.7 million in 1997, a decrease of $18.4 million or 6.5%. Net sales for the Company's foam product operations (the "Foam Group") decreased to $189.9 million in 1998 from $207.8 million in 1997, a decrease of $17.9 million or 8.6%. This decrease is largely attributable to the disposal of Universal Polymer & Rubber, Inc. ("Universal") on September 22, 1998. The sale of Universal will eliminate any further operating losses from this unprofitable business.

Excluding Universal, the Foam Group's net sales decreased to $178.0 million in 1998 from $187.2 million in 1997, a decrease of $9.2 million or 4.9%. This decrease is attributable to the loss of Ensolite customers due to poor shipping performance, the loss of fabric laminate customers to Asian competitors, the loss of fabricated parts customers to lower cost competitors, and reduced shipments to General Motors Corporation and its suppliers as a result of the strike at General Motors.

After elimination of sales to the Foam Group, net sales for the Company's custom rubber mixing operations (the "Mixing Group") decreased slightly to $73.3 million in 1998 compared to $73.5 million in 1997, a decrease of $0.2 million or 0.3%.

Gross Profit

Gross profit decreased to $21.6 million in 1998 from $38.3 million in 1997, a decrease of $16.7 million or 43.6%. During 1998, the Company recorded special charges which reduced gross profit by $10.5 million. These charges were comprised primarily of $7.6 million of inventory write downs and $2.7 million of severance and other personnel related costs.

Excluding special charges, gross profit decreased to $32.1 million in 1998 from $38.3 million in 1997, a decrease of $6.2 million or 16.2%. During 1997 the Company recorded nonrecurring credits of $1.7 million related to an employee healthcare cost rebate and certain royalties and capitalized Ensolite start-up costs of $0.9 million. Excluding the effects of these benefits in the prior year, the decrease in 1998 was $3.6 million which is explained by the decrease in volume.

Gross profit for the Foam Group excluding special charges decreased to $22.8 million in 1998 from $27.6 million in 1997, a decrease of $4.8 million or 17.4%. The decrease in gross profit experienced at the Foam Group during 1998 was primarily volume driven, although, operating losses at the Company's Conover, North Carolina facility also had an impact, particularly in the first half of 1998.

During the second half of 1998, the Company took a number of actions designed to improve the operating performance at Conover. As a result of such measures, Conover's monthly operations improved to the point of being cash neutral by the end of 1998. Based on the improvements already achieved at Conover, as well as anticipated future improvements, the Company has decided that continued production at this location provides enhanced flexibility that is expected to contribute to improved profitability in the future.

Despite a slight decrease in sales, gross profit for the Mixing Group increased to $10.7 million in 1998 from $10.5 million in 1997, an increase of $0.2 million.

SG&A

SG&A increased to $28.4 million in 1998 from $28.3 million in 1997, an increase of $0.1 million or 0.4%. During 1998, the Company recorded special charges which increased SG&A by $3.0 million. These charges were comprised primarily of $1.5 million of severance and other personnel related costs and $0.9 million in accounts receivable write downs.

Excluding special charges, SG&A decreased to $25.4 million in 1998 from $28.3 million in 1997, a decrease of $2.9 million or 10.2%. As a percentage of net sales exclusive of special charges, SG&A decreased to 9.6% in 1998 from 10.0% in 1997. The decrease in SG&A during 1998 was the result of cost-cutting measures enacted in the second half of the year.

Operating Income (Loss)

Operating income decreased to an operating loss of $111.7 million in 1998 from $5.5 million of operating profit in 1997. In connection with the reorganization of its operations, the Company recorded special charges which reduced operating income by $114.9 million in 1998. In addition to the special charges discussed under Gross Profit and SG&A, the Company recorded a loss on the impairment of long-lived assets of $101.4 million in 1998. The loss on impairment of long-lived assets is comprised primarily of the write-off of intangibles of $89.4 million and write-down of property, plant and equipment at Conover and Universal of $11.0 million. Excluding special charges, operating income decreased to $3.2 million in 1998 from $5.5 million in 1997.

Net Loss

The net loss increased to $142.2 million in 1998 from $29.0 million in 1997. Excluding the special charges referred to above and the write-off of start-up costs of $5.0 million, the net loss decreased to $22.3 million in 1998 from $29.0 million in 1997, an improvement of $6.7 million. In addition to the aforementioned factors, the net loss was impacted by an increase in interest expense of $5.2 million for the year ended December 31, 1998, due to higher overall levels of indebtedness and the higher carrying cost of the Senior Secured Notes.

1997 Compared to 1996
---------------------

Net Sales

Net sales increased to $281.7 million in 1997 from $275.7 million in 1996, an increase of $6.0 million or 2.2%.

Net sales for the Foam Group increased to $207.8 million in 1997 from $204.5 million in 1996, an increase of $3.3 million or 1.6%. The increase in the Foam Group's net sales was attributable to a $4.5 million increase in net sales at Rubatex, primarily from the Bedford, Virginia plant, and increases totaling $1.2 million at Groendyk Mfg. Co., Inc. ("Groendyk") and OleTex, Inc. ("OleTex"). A decrease in sales at Universal of $2.2 million partially offset the gains experienced at the other companies comprising the Foam Group. Universal's sales decreased due to a softening in demand for certain of the Company's products as well as problems associated with the relocation of production from the Company's Dawsonville, Georgia plant to the Middlefield, Ohio plant which caused delays in shipping, lost sales and lost customers.

Net sales for the Mixing Group after elimination of intercompany sales increased to $73.5 million in 1997 compared to $71.2 million in 1996, an increase of $2.3 million or 3.2%. These improvements were the result of strengthened demand in the Mixing Group's core markets in comparison to the conditions existing in 1996.

Gross Profit

Gross profit increased to $38.3 million in 1997 from $37.4 million in 1996, an increase of $0.9 million or 2.4%. As a percentage of net sales, gross profit remained virtually unchanged between 1997 and 1996 at 13.6%.

Efforts to improve operations and reduce costs at Rubatex's Bedford, Virginia plant yielded a $5.1 million improvement in gross profit at Bedford; however, the improvements at Bedford were more than offset by decreased gross profit at Rubatex's Conover, North Carolina plant. The decrease in gross profit at Conover was the result of start-up difficulties associated with the relocation of Ensolite production from Mishawaka, Indiana to the Conover, North Carolina facility. Such difficulties included: (i) excessive downtime due to technical difficulties encountered in connection with relocated as well as newly acquired machinery and equipment; (ii) excessive scrap due to a greater than expected learning curve associated with running Ensolite material at Conover; and (iii) training issues associated with the large number of new employees necessary to support Ensolite production. As a result of the problems at Conover, Foam Group gross profit decreased to $27.6 million in 1997 from $30.7 million in 1996, a decrease of $3.1 million or 10.1%.

Gross profit at the Mixing Group increased to $10.5 million in 1997 from $7.9 million in 1996, an increase of $2.6 million. The improvement in the Mixing Group's gross profit resulted primarily from the increase in net sales and credits recognized in the third quarter of 1997 of $1.7 million related to an employee healthcare cost rebate and certain royalties.

SG&A

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

Operating Income (Loss)

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

Net Loss

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

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal or no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable. The Company is party to a credit agreement which provides for a $25 million revolving credit facility subject to a borrowing base formula. As of December 31, 1998, $2.8 million of the revolving credit facility was used for standby letters of credit primarily related to the Company's casualty insurance program. Borrowings against the revolving credit facility were $5.5 million and unused borrowing capacity was $16.7 million at December 31, 1998. The revolving credit facility matures in December 2002.

The Company is highly leveraged. At December 31, 1998, the Company's indebtedness was $206.1 million and its stockholder's equity was a deficit of $151.5 million. For the years ended December 31, 1996, 1997, and 1998, the Company's earnings were insufficient to cover fixed charges by $43.3 million, $14.8 million, and $137.2 million respectively. The problems at Conover (see "Results of Operations") had a negative impact on the Company's results of operations during 1998, particularly in the first half of the year. If the improvements which occurred in the second half of 1998 do not continue or if operating performance deteriorates, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

During the second half of 1998, the Company took a number of actions to improve the operating performance at Conover. As a result of such measures, Conover's monthly operations improved to the point of being cash neutral by the end of 1998. Based on the improvements already achieved at Conover as well as anticipated future improvements, the Company has decided that continued production at this location provides enhanced flexibility that is expected to contribute to improved profitability in the future.

The Company's indebtedness contains certain restrictions which, among other things, limit its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants including maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four consecutive quarters ending December 31, 1998.

During the second quarter of 1998, the Company and its lenders entered into an amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through the end of 1998 and established a requirement with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending September 30, 1998 and December 31, 1998. The Company was in compliance with the terms of its indebtedness as of December 31, 1998.

In February 1999, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending.

Interest payments on the Senior Secured Notes and Senior Subordinated Notes are required during 1999 as follows: $6.0 million in January; $5.6 million in April; $6.0 million in July; and $5.6 million in October. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees has continued.

Cash Flow From Operating Activities

Cash used in operating activities was $1.5 million in 1998 compared to cash used of $2.4 million in 1997. An overall reduction in working capital contributed to the decrease in cash required to support operating activities as did a reduction of the net loss before special charges.

Cash Flow From Investing Activities

Cash provided by investing activities was $1.4 million in 1998 compared to cash used of $16.7 million in 1997. Capital expenditures were $4.3 million in 1998 compared to $15.6 million in 1997. Net proceeds from the disposal of business and from disposal of property, plant and equipment totaled $5.7 million in 1998.

On September 22, 1998, the Company completed the sale of the business and substantially all of the assets (excluding land and buildings) of Universal, a subsidiary that was engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions. Cash proceeds of $3.5 million were received in connection with the sale, with $2.9 million of such proceeds used to reduce indebtedness under the Company's revolving credit facility and the remaining $0.6 million cash was restricted to use for capital expenditures.

Cash Flow From Financing Activities

Cash provided by financing activities was less than $0.1 million in 1998 compared to $16.0 million in 1997. Borrowings against the revolving credit facility increased to $5.5 million as of December 31, 1998, from $5.0 million as of December 31, 1997, an increase of $0.5 million. In total, debt was nearly unchanged at the end of 1998 compared to the end of 1997.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") decreased to $18.8 million in 1998 from $22.4 million in 1997, a decrease of $3.6 million or 16.1%.

During the second half of 1998, the Company realized improvements in operating performance as a result of the reorganization plan which the Company began to implement in July of 1998. Adjusted EBITDA by quarter for 1998 was as follows:

                                                     First         Second        Third         Fourth         Full
                                                    Quarter       Quarter       Quarter       Quarter         Year
                                                  ------------  ------------  ------------  ------------  ------------

Adjusted EBITDA (in millions)...................      $3.3          $2.4          $5.5          $7.6          $18.8

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

Labor Relations

In December 1998, the Company opened contract negotiations with the union at its Bedford, Virginia plant seeking a five-year agreement in exchange for a commitment on the Company's part to move work into the plant. The union terminated these negotiations in February 1999, thereby deferring any further discussions until the current contract expires in September 1999. In the past, the Bedford plant has experienced labor stoppages and the Company can provide no assurance that an agreement can be reached with the Bedford union prior to the existing contract's expiration in September 1999.

Disclosure Regarding Forward-Looking Statements

The information included or incorporated by reference herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements, other than statements of historical facts included herein, regarding the Company's financial position, business strategy and cost cutting plans may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission.

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

The Company's State of Readiness

The Company has undertaken a comprehensive assessment and corrective action program designed to ensure that its essential information technology ("IT") systems will appropriately recognize the Year 2000. Beginning in 1995, the Company started a project to replace substantially all of its primary IT systems. Management estimates that this project will be completed by the end of the second quarter of 1999. Corrective action related to the Company's other essential IT systems is also expected to be completed by the end of the second quarter of 1999.

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

The Company is currently evaluating the Year 2000 readiness of its raw materials suppliers and service providers to more fully assess the nature and magnitude of the risk posed by its business partners. Management estimates that this assessment will be completed by the end of the second quarter of 1999.

The Costs to Address the Company's Year 2000 Issues

The project to replace the Company's essential IT systems would have occurred regardless of the existence of Year 2000 issues; however, the replacement project is expected to provide Year 2000 readiness with respect to such systems. The Company estimates capital expenditures of approximately $3.3 million in connection with updating its primary IT systems, $2.6 of which had been spent as of December 31, 1998.

The Risks of the Company's Year 2000 Issues

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

The Company's Contingency Plans

The Company has not completed the development of a formal contingency plan, but expects to do so by the end of the second quarter of 1999. Any such plan will likely include adjustment of production levels based on demand and the availability of raw materials as well as the manual operation of equipment ordinarily controlled by computer.

Conclusion

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

Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. These Environmental Laws regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company; the release of hazardous substances, pollutants and contaminants into the environment at properties operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to transfer or sale to the Company. Risks of significant environmental costs and liabilities are inherent in the operations and facilities of the Company, as well as other participants in the industry. The Company believes, however, that its current operations are in substantial compliance with Environmental Laws.

The Company anticipates capital expenditures of approximately $1.7 million in the aggregate over the next three to five years relating to environmental matters. These expenditures include, among other things, making improvements in the Company's underground storage tank systems, designing and installing air emission control equipment and implementing spill control plans. As a result of internal evaluations and discussions with its advisors and consultants, the Company estimates that the cost of the Company's known potential environmental liabilities ranges from $1.8 million to $2.9 million. Based on the reasonably expected amount of such liabilities, the Company has established a reserve on its balance sheet for environmental liabilities, which as of December 31, 1998
was approximately $2.2 million.   Management believes such amounts, under
existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

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

Impact of Inflation

The Company believes that inflation has not had a significant effect on its results of operations over the periods presented. Many of the Company's raw materials are petrochemical derivatives. Substantial increases in costs of such materials could adversely affect the operations of the Company, although the Company believes such cost increases could be passed on to customers in less than a one year period.


ITEM 8.   Financial Statements and Supplementary Data

The Company's 1998 consolidated financial statements are presented on pages F-1 through F-21 of this Annual Report on Form 10-K.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Set forth below is the name, age as of December 31, 1998, and a brief account of the business experience of each person who is, or was at December 31, 1998, a director or executive officer of the Company.

                       Name                          Age                            Position
---------------------------------------------------  ---     ------------------------------------------------------------

Theodore C. Rogers.................................   64     President, Chief Executive Officer
John C. Cantlin....................................   50     Senior Vice President, Chief Financial Officer and Treasurer
Timothy J. Bernlohr................................   39     Senior Vice President - Sales and Marketing
Mark T. Dobbins....................................   53     Senior Vice President - Human Resources
Alfred H. Turner...................................   58     Vice President - Information Systems
Harry L. Schickling................................   60     Vice President and Secretary
Lynn A. Bakker.....................................   52     Vice President - Technology
Tom H. Barrett.....................................   68     Chairman of the Board and Director
W. Richard Bingham.................................   63     Director
Robert J. Klein....................................   34     Director
Steven W. Schaefer.................................   61     Director

Mr. Rogers has been the President and Chief Executive Officer of the Company since July 1, 1998 and has been a director of the Company since it was acquired by AIP. Mr. Rogers co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of American Industrial Partners II, L.P. ("AIP-LP") and an officer and director of American Industrial Partners Corporation ("AIPCorp."). From 1980 to 1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation, MCorp and Southwest Bancshares Inc. He is currently a director of Easco, Inc., Great Lakes Carbon Corporation, Steel Heddle Group, Sweetheart Holdings, Inc., Stanadyne Automotive Corp., Bucyrus International, Inc. and Derby International.

Mr. Cantlin has been a Vice President of the Company since September 1997. He received the Senior Vice President designation effective July 1, 1998. Prior to joining the Company, Mr. Cantlin spent seven years as the Executive Vice President of Finance and Corporate Secretary of Stockham Valves, Inc. He also has ten years experience as Chief Financial Officer of several divisions of FMC Corporation.

Mr. Bernlohr has been a Vice President of the Company since July 1, 1997. He received the Senior Vice President designation effective July 1, 1998. Prior to joining the Company, Mr. Bernlohr spent 16 years with Armstrong World Industries ("Armstrong") and spent his last five years at Armstrong as Division Sales & Marketing Manager for North America.

Mr. Dobbins has been a Vice President of the Company since November 1996. He received the Senior Vice President designation effective July 1, 1998. Between 1991 and 1996, Mr. Dobbins was Vice President -- Human Resources for Halstead Industries, Inc. Prior to 1991, Mr. Dobbins spent seven years as Director of Training and Industrial Relations as well as Director International Human Resources for ICI Americas Corporation. Prior experience included Vice President -- Human Resources Engineered Products/ITT Grinnell and various human resource assignments with Cutler-Hammer Corporation and Masonite Corporation.

Mr. Turner has been a Vice President of the Company since March 1997. Prior to joining the Company, Mr. Turner spent four years as the Director of Information Systems for OSI, Specialities Division of Witco Chemical Corporation. Prior to 1993, Mr. Turner held the Senior Information Services role at TRACO, Robertson-Ceco Corporation and Amca Corporation.

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

Mr. Bakker has been a Vice President of the Company since July 1998. Prior to joining the Company, Mr. Bakker spent seven years at Perma-Flex N.A., first as Vice President & General Manager, and then as Executive Vice President. Prior to 1991, Mr. Bakker served as Plant Chemist and Director of Research & Development for Uniroyal Plastics, and as Research Chemist for American Roller Company.

Mr. Barrett has been a director of the Company since it was acquired by AIP. Mr. Barrett is the former Chairman, President and Chief Executive Officer of Goodyear Tire & Rubber Company, where he also served in various executive capacities from 1953 to 1991. Mr. Barrett joined AIP in 1992 and is a limited partner of AIP-LP, the general partner of AIP-CF, and is a director and officer of AIPCorp, and a director of AO Smith Corporation, Rubbermaid Inc. and Air Products & Chemicals, Inc. He is also a trustee of Mutual Life Insurance Company of New York.

Mr. Bingham has been a director of the Company since it was acquired by AIP.
Mr. Bingham co-founded AIP and has been a director and officer of the firm since 1989. He is also a limited partner of AIP-LP and an officer and director of AIPCorp. Prior to co-founding AIP, Mr. Bingham was a Managing Director of Shearson Lehman Brothers Inc. from 1984 until late 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was director of the Corporate Finance Department, member of the Board, and, most recently, head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a partner and member of the Board and Executive Committee. Mr. Bingham is currently a director of Sweetheart Holdings Inc., Stanadyne Automotive Corp. and Bucyrus International, Inc. He formerly served on the boards of Avis, Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

Mr. Klein has been a director of the Company since it was acquired by AIP. Mr. Klein has been an employee of AIP since 1992. From 1991 to 1992, he was an associate at The First Boston Corporation and prior thereto was an associate with Acadia Partners, L.P. From 1986 to 1988, he served as a financial analyst in the mergers and acquisitions department of Morgan Stanley & Co. Incorporated. Mr. Klein is a director of Easco, Inc. and Steel Heddle Group, Inc.

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

ITEM 11.  Executive Compensation

Summary Compensation Table. The following table sets forth information concerning the compensation for Mr. Rogers, President and Chief Executive Officer of the Company, and the five other most highly compensated officers of the Company.

                                                       Annual Compensation
                                                     -----------------------

      Name and Principal Position           Year      Salary          Bonus           All Other Compensation
---------------------------------------     ----     -------          -----           ----------------------
Theodore C. Rogers (1)                      1998     $      -        $     -         $         -
President, Chief Executive Officer          1997            -              -                   -
                                            1996            -              -                   -

John C. Cantlin (2)                         1998      190,000         25,000 (8)             1,970(9)/14,863 (12)
Senior Vice President, Chief                1997       63,333 (4)     25,000 (8)               118(9)/15,833 (10)
 Financial Officer and Treasurer            1996            -              -                   -

Timothy J. Bernlohr (3)                     1998      156,375         30,000 (8)             3,203(9)/67,867 (11)
Senior Vice President - Marketing and       1997      112,500 (5)     30,000 (8)               236(9)/38,500 (11)
 Sales                                      1996            -              -                   -

Mark T. Dobbins                             1998      160,500              -                   387(9)/42,739 (12)
Senior Vice President - Human Resources     1997      150,000              -                             354 (9)
                                            1996            -              -                   -

Lynn A. Bakker                              1998       74,621 (6)          -         98(9)/12,917(10)/44,405 (12)
Vice President - Technology                 1997            -              -                   -
                                            1996            -              -                   -

Alfred H. Turner, Vice President -          1998      132,600              -                3,278(9)/117,372 (12)
 Information Systems                        1997      104,167 (7)          -                   268(9)/10,425 (10)
                                            1996            -              -                   -

-----------------
(1) Mr. Rogers' predecessor, Frank H. Roland, was paid salary, bonus and all other compensation as follows: 1998 salary $168,807; 1998 all other compensation $247,381; 1997 salary $330,000; 1997 all other compensation $4,101; 1996 salary $288,919; and 1996 all other compensation $4,134. Mr.
     Rogers receives no compensation from the Company for his services.

(2) Mr. Cantlin's predecessor, Thomas F. Lemker, was paid salary, bonus and all other compensation as follows: 1998 all other compensation $13,750; 1997 salary $96,250; 1997 all other compensation $112,060; 1996 salary $179,586;
     and 1996 all other compensation $4,134.

(3) Mr. Bernlohr's predecessor, Roger C. Dickson, was paid salary, bonus and all other compensation as follows: 1997 salary $14,166; 1997 all other compensation $125,433; 1996 salary $168,329; and 1996 all other compensation $4,134.

(4) Reflects Mr. Cantlin's earnings from September 1997 (when he joined the Company) through December 1997. His annual salary was $190,000.

(5) Reflects Mr. Bernlohr's earnings from May 1997 (when he joined the Company) through December 1997. His annual salary for 1997 was $150,000.

(6) Reflects Mr. Bakker's earnings from July 1998 (when he joined the Company) through December 1998. His annual salary for 1998 was $155,000.

(7) Reflects Mr. Turner's earnings from March 1997 (when he joined the Company) through December 1997. His annual salary for 1997 was $125,100.

(8)  Reflects guaranteed minimum bonus.

(9) Reflects term life insurance premiums paid by the Company and amounts contributed under the Company's 401(k) plan for each executive.

(10) Reflects signing bonus.

(11) Reflects payments of $38,500 and $38,500 in 1997 and 1998, respectively, made by the Company to compensate Mr. Bernlohr for the forfeiture of stock options and performance restricted shares of his prior employer and relocation expenses of $29,367 in 1998.

(12) Reflects payments made by the Company for relocation expenses.

Stock Options and Stock Appreciation Rights ("SARs"). No options to acquire common stock, $.01 par value, of RBX Group (the "Common Stock") or SARs were granted to any named executive officer of the Company during the year ended December 31, 1998. The following table provides information on options exercised during 1998 for the named executive officers and the value of such unexercised options as of the end of such year. No SARs were outstanding in 1998.

                     Aggregated Option Exercises for 1998
                   and Option Values as of December 31, 1998 Table(1)

                         Shares                     Number of Securities              Value of Unexercised
                        Acquired     Value     Underlying Unexercised Options         In-the-Money Options
                           on      Realized       as of December 31, 1998            as of December 31, 1998
                        Exercise      ($)     (#) Exercisable/Unexercisable(1)   (#) Exercisable/Unexercisable(2)
                        --------   --------   --------------------------------   --------------------------------
Frank H. Roland......      --         --                    5,223                        $391,725 / $  --
Harry L. Schickling..      --         --                3,176 / 1,200                    $238,200 / $  --

-----------------
(1) Represents outstanding Rollover Options (as defined) and Incentive Options (as defined).

(2) Amounts shown are based on the estimated fair value of the Common Stock as of December 31, 1998 at $100 per share


Rollover Options. At the time of the Acquisition, certain options held by management were converted into options to acquire common stock of RBX Group (the "Rollover Options").

Incentive Options. On October 16, 1995, the Board of Directors of RBX Group adopted the Management Stock Option Plan (the "Management Stock Option Plan"). The purposes of the Management Stock Option Plan are to motivate and retain certain management employees of the Company and its subsidiaries and attract and retain talented individuals as employees by allowing them to acquire an ownership interest in the Company. The Management Stock Option Plan provides for the grant of up to 40,000 stock options (the "Incentive Options"), subject to adjustment for stock splits and similar capital changes. As of December 31, 1998, 6,000 Incentive Options were outstanding and 34,000 Incentive Options were available for future grants.

The Chief Executive Officer administers the Management Stock Option Plan subject to the review and approval of the Board of Directors. On October 16, 1995, awards of Incentive Options were granted to certain management employees of the Company. The term of any Incentive Option shall not exceed ten years. Options under the Management Stock Option Plan are not intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code or any successor provisions.

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

Director Compensation

Mr. Barrett receives an annual fee of $150,000 for his service as Chairman of the Board of Directors. Mr. Schaefer receives an annual retainer of $15,000, plus $1,000 per meeting of the Board of the Directors. All other Directors receive no fee or annual retainer for their services as Directors. Each of the Directors is reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

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

Mr. Bakker is party to an employment agreement which remains in effect at least until March 1, 2002, unless terminated earlier for cause. The arrangement provides for an annual base salary of $155,000 and incentive compensation based on the Company's performance.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, RBX Group was the only holder of record of shares of the Company's common stock, par value $.01 per share. As of December 31, 1998, there were 15 holders of record of shares of Common Stock of RBX Group. The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 23, 1999, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o RBX Corporation, 5221 ValleyPark Drive, Roanoke, Virginia 24019.

                              Name                                        Number (1)        Percentage (2)
                              ----                                        ----------        --------------
American Industrial Partners Capital Fund II, L.P.(3)(4)..............      394,275              73.4%
American Industrial Partners Capital Fund, L.P.(3)(4).................      100,000              18.6%
Tom H. Barrett........................................................        1,000                *
W. Richard Bingham(4).................................................      494,275              92.0%
Theodore C. Rogers(4).................................................      494,275              92.0%
Robert J. Klein.......................................................          150                *
All directors and executive officers as a group (11 persons)..........      503,267              93.6%

--------------------
*    Represents less than 1%.

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

(2) Based upon 499,275 shares of Common Stock and 38,208 Rollover Options outstanding as of March 23, 1999.

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

The total amount of authorized capital stock of the Company is 1,000 shares of common stock, $0.01 par value per share, and no shares of preferred stock. The total amount of authorized capital stock of the RBX Group is 1,000,000 shares of Common Stock, 100,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock") and 90,000 shares of non-voting Series A preferred stock, par value $0.01 per share (the "Series A Preferred Stock"). As of December 31, 1998, 1,000 shares of the Company's Common Stock were issued and outstanding, 499,275 shares of RBX Group's Common Stock were issued and outstanding and 90,000 shares of RBX Group's Series A Preferred Stock were issued and outstanding. All of the issued and outstanding shares of Series A Preferred are held by AEA Investors, Inc. or affiliates thereof.

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

ITEM 13. Certain Relationships and Related Transactions

Acquisition Arrangements

AIP-CF, certain related investors and management investors have entered into a stockholders' agreement (the "Stockholders' Agreement") with RBX Group pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders' Agreement, AIP-CF has the right to elect the majority of the directors of RBX Group.

Upon the closing of the acquisition of Ensolite, the Company paid a fee of $400,000 to AIP and reimbursed AIP for its out-of-pocket expenses in connection with the negotiation of the acquisition of Ensolite and for providing certain investment banking services to the Company, including the arrangement and negotiation of the terms of the related agreements and financing.

Management Services Agreement

AIP has provided, and expects to provide, substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $850,000 for providing general management, financial and other corporate advisory services to the Company, payable semiannually, and is reimbursed for out-of-pocket expenses. The fees are paid to AIP pursuant to a management services agreement among AIP, RBX Group, the Company and the Company's subsidiaries and are subordinated in right of payment to the Senior Secured Notes, the Credit Agreement and the Senior Subordinated Notes.

AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees has continued.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K

(a)(1)  Financial Statements

See Part II

(a)(2)  Financial Statement Schedules

                                RBX Corporation
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                               Balance at                Charged to                                           Balance at
      Description           Beginning of Year        Costs and Expenses           Deductions (a)              End of Year
     ------------          -------------------       -------------------      --------------------        -------------------
Allowance for doubtful
  accounts:

1998.....................        $1,505                    $2,019                    $2,065                     $1,459

1997.....................        $1,337                    $  645                    $  477                     $1,505

1996.....................        $1,678                    $  531                    $  872                     $1,337

(a) Accounts charged off during the year, net of recoveries of accounts previously charged off.

(a)(3)  Exhibits


Exhibit No.        Item
-----------------  ----------------------------------------------------------------------------------------------------------
3.1                Certificate of Incorporation of RBX Corporation. (a)

3.2                By-laws of RBX Corporation. (a)

4.1                Indenture, dated as of October 16, 1995, among RBX Corporation, each Subsidiary Guarantor and
                   United States Trust Company of New York, as Trustee. (a)

4.2                Forms of Series A and Series B 11 1/4% Senior Subordinated Notes including the Form of
                   Subsidiary Guarantees. (a)

4.3                Purchase Agreement, dated as of October 6, 1995, among RBX Corporation, each Subsidiary
                   Guarantor (effective as of October 16, 1995), Donaldson, Lufkin & Jenrette Securities
                   Corporation and Chemical Securities Inc. (a)

4.4                Registration Rights Agreement, dated as of October 16, 1995, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chemical
                   Securities Inc. (a)

4.5                Stockholders Agreement, dated as of October 16, 1995, among RBX Group, Inc., American
                   Industrial Partners Capital Fund II, L.P. and certain other signatories thereto. (a)

4.6                Securities Purchase Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American
                   Industrial Partners Capital Fund, L.P. (b)

4.7 Stockholders Agreement, dated as of June 10, 1996, among RBX Group, Inc. and American Industrial Partners Capital Fund, L.P. (b)

4.8 Indenture, dated as of December 11, 1997, among RBX Corporation, each Subsidiary Guarantor and State Street Bank and Trust Company, as trustee (the "Trustee"). (c)

4.9 Forms of 12% Series A and Series Senior Secured Notes including the Form of Subsidiary Guarantees. (c)

4.10 Purchase Agreement, dated as of December 5, 1997, among RBX Corporation, each Subsidiary Guarantor (effective as of October 16, 1995), Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (c)

4.11 Registration Rights Agreement, dated as of December 11, 1997, by and among RBX Corporation, each Subsidiary Guarantor, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (c)

4.12 Company Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee. (c)

4.13 Company Pledge Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee. (c)

4.14 Company Copyright Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee. (c)

4.15 Company Patent Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee. (c)

4.16 Company Trademark Security Agreement, dated as of December 11, 1997, made by RBX Corporation in favor of the Trustee. (c)

4.17 Subsidiaries' Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee. (c)

4.18 Subsidiaries' Pledge Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee. (c)

4.19 Subsidiaries' Copyright Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.
        (c)

4.20 Subsidiaries' Patent Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee. (c)

4.21 Subsidiaries' Trademark Security Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Trustee.
        (c)

10.1 Credit Agreement, dated as of December 11, 1997, among RBX Corporation, the several banks and other financial institutions from time to time parties thereto (the "Lenders") and The Chase Manhattan Bank, as agent (the "Agent"). (c)

10.2 Senior Security Agreement, dated as of December 11, 1997, made by RBX Corporation and each of the Subsidiary Guarantors in favor of the Agent.
        (c)

10.3 Guarantee Agreement, dated as of December 11, 1997, made by each of the Subsidiary Guarantors in favor of the Agent. (c)

10.4 Intercreditor Agreement, dated as of December 11, 1997, by and among RBX Corporation, each of the Subsidiary Guarantors, the Agent and the Trustee. (c)

10.5 Agreement and Plan of Merger, dated as of August 2, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc. (a)

10.6 Amendment to Agreement and Plan of Merger, dated as of September 25, 1995, by and among RBX Investors, Inc., RBX Group, Inc., RBX-AIP Acquisition, Inc. and AEA Investors, Inc. (a)

10.7 Management Services Agreement, dated as of October 16, 1996, by and among RBX Group, Inc., RBX Corporation, each of the Subsidiary Guarantors, and American Industrial Partners. (a)

10.8 Management Stock Option Plan Adopted by the Board of Directors of RBX Group, Inc. as of October 16, 1995. (a)

10.9    Employment Agreement between RBX Corporation and John C. Cantlin. (c)

10.10   Employment Agreement between RBX Corporation and Tim Bernlohr. (c)

10.11   Employment Agreement between RBX Corporation and Mark T. Dobbins. (c)

10.12   Employment Agreement between RBX Corporation and Alfred H. Turner. (c)

10.13 Executive Employees Supplemental Retirement Plan as Amended and Restated December 15, 1993. (a)

10.14   Pension Plan effective as of January 1, 1991. (a)

10.15   Amendment No. 1, Waiver and Agreement, dated as of June 30, 1998. (d)

10.16   Amendment No. 2, Waiver and Agreement, dated as of February 19, 1999.

10.17   Employment Agreement between RBX Corporation and Lynn A. Bakker.

12.1    Computation of earnings to fixed charges.

18.1 Independent Accountants' Preferability Letter, Change in Method of Accounting for Determination of Goodwill Impairment (e)

21.1    Subsidiaries of RBX Corporation.

27.1    Financial Data Schedule.

----------------
(a) - Incorporated by reference to Registration Statement on Form S-4, File No. 333-1992, filed on March 5, 1996 and amended on April 15, 1996 and on April 24, 1996.

(b) - Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996 and amended on August 20, 1996.

(c) - Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

(d) - Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed on August 14, 1998.

(e) - Incorporated by reference to RBX Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed on November 13, 1998.

(b)  Reports Filed on Form 8-K

On July 8, 1998 the Company filed a Form 8-K referencing a July 7, 1998 press release announcing the resignation of Frank H. Roland as Director, President and Chief Executive Officer of the Company and its wholly owned subsidiaries.

                                RBX CORPORATION


                         INDEX TO FINANCIAL STATEMENTS





      Independent Auditors' Report...................................    F-2

      Consolidated Financial Statements

        Consolidated Balance Sheets..................................    F-3

        Consolidated Statements of Operations........................    F-4

        Consolidated Statements of Cash Flows........................    F-5

        Consolidated Statements of Changes in Stockholder's Equity...    F-6

        Notes to Consolidated Financial Statements...................    F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of RBX Corporation
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of RBX Corporation and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RBX Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for start-up costs and its method for measuring impairment of intangible assets.

DELOITTE & TOUCHE LLP


Richmond, Virginia
February 26, 1999

                                RBX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998
                       (in thousands, except share data)

                                                                              1997               1998
                                                                              ----               ----
ASSETS

Cash and cash equivalents................................................   $    166          $     122
Accounts receivable, less allowance for doubtful accounts of $1,505 and
 $1,459, respectively....................................................     38,030             33,474
Inventories..............................................................     39,810             25,450
Prepaid and other current assets.........................................      1,184                426
                                                                            --------          ---------

Total current assets.....................................................     79,190             59,472

Property, plant and equipment, net.......................................     97,374             72,797
Intangibles and other assets, net........................................     99,357              6,278
                                                                            --------          ---------

Total assets.............................................................   $275,921          $ 138,547
                                                                            ========          =========

LIABILTIES AND STOCKHOLDER'S EQUITY

Accounts payable.........................................................   $ 17,215          $  12,726
Accrued liabilities......................................................     15,766             27,940
Current portion of postretirement benefit obligation.....................      2,137              3,030
Current portion of long-term debt........................................        350                327
                                                                            --------          ---------

Total current liabilities................................................     35,468             44,023

Long-term debt...........................................................    205,687            205,745
Postretirement benefit obligation........................................     32,910             30,083
Pension benefit obligation...............................................      9,416              8,461
Other liabilities........................................................      1,704              1,704

Commitments and contingencies............................................         --                 --

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, issued and
    outstanding..........................................................         --                 --
   Additional paid-in capital............................................     58,103             58,103
   Accumulated deficit...................................................    (67,367)          (209,572)
                                                                            --------          ---------

Total stockholder's equity...............................................     (9,264)          (151,469)
                                                                            --------          ---------

Total liabilities and stockholder's equity...............................   $275,921          $ 138,547
                                                                            ========          =========

See notes to consolidated financial statements

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1997 and 1998
                                 (in thousands)

                                                              1996        1997        1998
                                                            --------    --------    ---------
Net sales................................................   $275,715    $281,662    $ 263,250
Cost of goods sold.......................................    238,365     243,383      241,635
                                                            --------    --------    ---------
Gross profit.............................................     37,350      38,279       21,615
                                                            --------    --------    ---------
Selling, general and administrative costs................     30,474      28,265       28,375
Management fees..........................................        995         986        1,177
Loss on impairment of long-lived assets..................     26,498           -      101,449
Amortization of goodwill and other intangibles...........      3,943       3,332        2,410
Other expense (income)...................................         66         193          (79)
                                                            --------    --------    ---------
Operating income (loss)..................................    (24,626)      5,503     (111,717)

Interest expense, including amortization of deferred
 financing fees..........................................     18,685      20,285       25,451
                                                            --------    --------    ---------
Loss before income taxes.................................    (43,311)    (14,782)    (137,168)

Income tax expense (benefit).............................     (8,255)     12,422           85
                                                            --------    --------    ---------
Loss before extraordinary item and cumulative effect
 adjustment..............................................    (35,056)    (27,204)    (137,253)

Extraordinary item: loss on extinguishment of debt, net
 of income tax effect of $--.............................          -       1,786            -

Cumulative effect adjustment: change in accounting for
 start-up costs, net of income tax effect of $--.........          -           -        4,952
                                                            --------    --------    ---------
Net loss.................................................   $(35,056)   $(28,990)   $(142,205)
                                                            ========    ========    =========

See notes to consolidated financial statements

                                RBX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1996, 1997 and 1998
                                (in thousands)

                                                               1996        1997         1998
                                                             --------    ---------    ---------
OPERATING ACTIVITIES
Net loss..................................................   $(35,056)   $ (28,990)   $(142,205)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
   Special charges........................................          -            -      119,887
   Loss on impairment of long-lived assets................     26,498            -            -
   Extraordinary item: loss on extinguishment of debt.....          -        1,786            -
   Depreciation...........................................      7,124        8,370       10,431
   Amortization...........................................      4,965        4,278        3,700
   Provision for deferred income taxes....................     (7,668)      12,208            -
   Loss (gain) on disposal of equipment...................         66          193          (79)
   Increase (decrease) in cash from changes in assets and
    liabilities net of effect of business acquisition and
    special charges:
      Accounts receivable.................................      8,196       (4,290)       1,472
      Inventories.........................................      5,431       (1,175)       4,596
      Prepaid and other current assets....................       (864)         953          677
      Other assets........................................          -           50          (51)
      Accounts payable....................................     (1,913)       4,348       (3,992)
      Accrued liabilities.................................      2,236       (1,010)       6,970
      Other liabilities...................................        122          881       (2,889)
                                                             --------    ---------    ---------
Net cash provided by (used in) operating activities.......      9,137       (2,398)      (1,483)
                                                             --------    ---------    ---------
INVESTING ACTIVITIES
Capital expenditures......................................    (11,818)     (15,582)      (4,286)
Acquisitions, net of cash acquired........................    (22,042)      (1,423)           -
Proceeds from disposal of business........................          -            -        3,500
Proceeds from disposals of property, plant and equipment..         31          307        2,190
                                                             --------    ---------    ---------
Net cash provided by (used in) investing activities.......    (33,829)     (16,698)       1,404
                                                             --------    ---------    ---------
FINANCING ACTIVITIES
Contributions to capital..................................     10,030            -            -
Dividends to RBX Group....................................       (235)        (587)           -
Proceeds from borrowings..................................     27,000      135,250       29,000
Principal payments on long-term debt......................    (13,853)    (116,855)     (28,965)
Payments of financing fees................................       (780)      (1,839)           -
                                                             --------    ---------    ---------
Net cash provided by financing activities.................     22,162       15,969           35
                                                             --------    ---------    ---------
Net decrease in cash and cash equivalents.................     (2,530)      (3,127)         (44)
Cash and cash equivalents:
   Beginning of period....................................      5,823        3,293          166
                                                             --------    ---------    ---------
   End of period..........................................   $  3,293    $     166    $     122
                                                             ========    =========    =========

See notes to consolidated financial statements

                                RBX CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
              For the years ended December 31, 1996, 1997 and 1998
                                 (in thousands)

                                                            Additional                               Total
                                              Common          Paid-in          Accumulated       Stockholder's
                                              Stock           Capital            Deficit            Equity
                                              -----           -------            -------            ------
Balances at December 31, 1995............    $    --          $43,895          $  (3,321)         $  40,574
Capital contribution.....................         --           15,030                 --             15,030
Dividend to RBX Group....................         --             (235)                --               (235)
Net loss.................................         --               --            (35,056)           (35,056)
                                             -------          -------          ---------          ---------

Balances at December 31, 1996............         --           58,690            (38,377)            20,313
Dividend to RBX Group....................         --             (587)                --               (587)
Net loss.................................         --               --            (28,990)           (28,990)
                                             -------          -------          ---------          ---------

Balances at December 31, 1997............         --           58,103            (67,367)            (9,264)
Net loss.................................         --               --           (142,205)          (142,205)
                                             -------          -------          ---------          ---------

Balances at December 31, 1998............    $    --          $58,103          $(209,572)         $(151,469)
                                             =======          =======          =========          =========

See notes to consolidated financial statements

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method and includes material, labor and overhead. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of inventory.

Property, Plant and Equipment

Property, plant and equipment is stated at cost net of accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets, ranging from 20-40 years for buildings and improvements and 3-14 years for machinery and equipment.

Goodwill and Other Intangible Assets

As discussed in Footnote 11, the Company wrote off the remaining carrying value of its goodwill and other intangible assets in September of 1998. Prior to that date, the Company amortized its acquired goodwill on a straight-line basis over 40 years. Customer Lists were amortized on a straight-line basis over 18 - 25 years.

                                RBX CORPORATION

1. Significant Accounting Policies - (Continued)

Asset Impairment

The Company assesses impairment of long-lived assets such as property, plant and equipment and goodwill whenever changes or events indicate that the carrying value may not be recoverable. Long-lived assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount in the case of an analysis performed under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective September 30, 1998, the Company elected to change its method of measuring impairment under APB Opinion No. 17 "Intangible Assets," from an undiscounted cash flow approach to a fair value method based on discounted cash flows.

Deferred Financing Costs

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

Research and Development

Research and development expenditures, which are expensed as incurred, were approximately $3,469, $3,686 and $3,530 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                                RBX CORPORATION

1. Significant Accounting Policies - (Continued)

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

Comprehensive Income

The Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income," in 1998 and had no items of comprehensive income to report in 1998, 1997 or 1996.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Acquisitions

In 1996, Rubatex Corporation acquired certain assets and assumed certain liabilities of the Ensolite division of Uniroyal Technology Corporation. The unaudited consolidated results of operations on a pro forma basis as though the acquisition had taken place at the beginning of 1996 are as follows: net sales - $287,501; net loss - $(35,474).

3. Inventories

Components of inventory are as follows:

                                                           1997        1998
                                                           ----        ----
          Raw materials.................................  $15,593     $10,759
          Work-in-process...............................    4,154       3,539
          Finished goods................................   20,063      11,152
                                                          -------     -------

                                                          $39,810     $25,450
                                                          =======     =======

4. Property, Plant and Equipment

Major classes of property, plant and equipment are as follows:

                                                           1997        1998
                                                           ----        ----
           Land......................................    $  2,470     $ 1,342
           Buildings and improvements................      26,745      24,429
           Machinery and equipment...................      79,415      66,545
           Construction-in-progress..................       5,373       3,290
                                                         --------     -------

                                                          114,003      95,606
           Less: accumulated depreciation............      16,629      22,809
                                                         --------     -------

                                                         $ 97,374     $72,797
                                                         ========     =======

                                RBX CORPORATION

5. Intangibles and Other Assets

Major components of intangibles and other assets are as follows:

                                                              1997        1998
                                                              ----        ----
          Goodwill......................................    $ 58,125      $   --
          Customer lists................................      36,050          --
          Deferred financing fees.......................       8,415       8,465
          Other.........................................       5,671          --
                                                            --------      ------

                                                             108,261       8,465
          Less: accumulated amortization................       8,904       2,187
                                                            --------      ------

                                                            $ 99,357      $6,278
                                                            ========      ======

6. Accrued Liabilities

Major components of accrued liabilities are as follows:

                                                              1997        1998
                                                              ----        ----
          Interest......................................     $ 3,085     $ 7,967
          Personnel related excluding vacation..........       5,615       7,726
          Vacation......................................       3,599       3,131
          Other.........................................       3,467       9,116
                                                             -------     -------

                                                             $15,766     $27,940
                                                             =======     =======

7. Long-Term Debt

Long-term debt of the Company is as follows:

                                                              1997        1998
                                                              ----        ----

          Senior secured notes..........................    $100,000    $100,000
          Senior subordinated notes.....................     100,000     100,000
          Revolving credit facility.....................       5,000       5,500
          Other.........................................       1,037         572
                                                            --------    --------

                                                             206,037     206,072
          Less: current portion.........................         350         327
                                                            --------    --------

                                                            $205,687    $205,745
                                                            ========    ========

                                RBX CORPORATION

7.  Long-Term Debt (Continued)

Senior Secured Notes - On December 11, 1997, RBX Corporation sold $100 million in 12.00% Senior Secured Notes (the "Secured Notes") due January 15, 2003, pursuant to Rule 144A under the Securities Act of 1933. The Secured Notes are collateralized by (i) a first priority lien on a substantial portion of the owned and leased manufacturing facilities and on substantially all of the equipment and general intangibles, including trademarks and patents, (ii) a second priority lien on inventory, receivables and general intangibles (to the extent related to inventory and receivables) and (iii) a first priority lien on all of the capital stock of RBX Corporation's existing and future subsidiaries. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998. The Secured Notes may be redeemed after July 15, 1999 at a redemption premium. The proceeds from the issuance of the Senior Secured Notes were used to repay the Term Notes and the outstanding indebtedness under the Old Revolving Credit Facility and pay issuance costs. An extraordinary loss on extinguishment of debt of $1,786 was recognized in 1997 .

The Company exchanged the Secured Notes for a new issue of debt securities of RBX Corporation (the "New Secured Notes") registered under the Securities Act of 1933. The terms of the New Secured Notes are substantially identical to those of the Secured Notes.

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

Revolving Credit Facility - On December 11, 1997, the Company entered into a credit agreement (the "Credit Agreement") which provides for a $25 million revolving credit facility (the "Revolving Credit Facility") subject to a borrowing base formula. As of December 31, 1997 and 1998, $2.2 and $2.8 million, respectively, of the Revolving Credit Facility was used for irrevocable standby letters of credit primarily in connection with the Company's casualty insurance program. The Company's indebtedness under the Credit Agreement is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first priority interest in all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Indebtedness under the Revolving Credit Facility will, at the Company's option, bear interest at (i) the higher of (a) the lenders prime rate, (b) the secondary market for three month certificates of deposit plus 1% and (c) the federal funds rate plus 0.5%, plus in each case, 1.5% or (ii) the Eurodollar Rate (as defined) plus 2.5%. As of December 31, 1997 and 1998, the interest rates in effect were 10.0% and 8.0%, respectively. The Revolving Credit Facility matures in December, 2002. At December 31, 1998, the Company had available unused borrowing capacity of $16.7 million under the Revolving Credit Facility.

                                RBX CORPORATION

7. Long-Term Debt (Continued)

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

During the second quarter of 1998, the Company and its lenders entered into an amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through the end of 1998 and established a requirement with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending September 30, 1998 and December 31, 1998. The Company was in compliance with the terms of its indebtedness as of December 31, 1998.

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

The fair value of long-term debt was $196,537 and $103,072 at December 31, 1997 and 1998, respectively. Publicly traded debt is valued based on quoted market values. The amounts recorded for other long-term debt approximate fair value, since such debt is primarily variable rate debt.

Required principal repayment of long-term debt is as follows:

          1999............................................     $    327
          2000............................................          245
          2001............................................           --
          2002............................................        5,500
          2003............................................      100,000
          Thereafter......................................      100,000

8. Income Taxes

The Company files a consolidated income tax return with its parent, RBX Group and its tax provision is determined on a separate return basis. Significant components of income taxes are as follows:

                                               1996         1997        1998
                                               ----         ----        ----
     Current:
       Federal..........................     $  (544)     $    --      $  --
       State............................         (43)         214         85
                                             -------      -------      -----

                                                (587)         214         85
                                             -------      -------      -----
     Deferred:
       Federal..........................      (6,336)      10,820         --
       State............................      (1,332)       1,388         --
                                             -------      -------      -----

                                              (7,668)      12,208         --
                                             -------      -------      -----

                                             $(8,255)     $12,422      $  85
                                             =======      =======      =====

                                RBX CORPORATION

8. Income Taxes  (Continued)

Temporary differences giving rise to significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           1997        1998
                                                           ----        ----
          Deferred tax liabilities:
            Accumulated depreciation...................  $ 11,156    $  5,344
            Accumulated amortization...................    11,801          --
                                                         --------    --------

                                                           22,957       5,344
                                                         --------    --------
          Deferred tax assets:
            Employee benefits..........................    14,018      13,245
            Net operating loss carryforwards...........    15,463      30,537
            Alternative minimum tax credits............     6,529       6,529
            Accumulated amortization...................        --       6,177
            Pension benefits...........................     3,768       3,411
            Other......................................     1,993       2,802
                                                         --------    --------

                                                           41,771      62,701
          Valuation allowance..........................   (18,814)    (57,357)
                                                         --------    --------

                                                           22,957       5,344
                                                         --------    --------

          Deferred income taxes........................  $     --    $     --
                                                         ========    ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary difference and carryforwards are expected to be available to reduce taxable income. The Company periodically evaluates its deferred tax asset to determine the need for a valuation allowance given the Company's expectations with respect to future taxable income as well as the expiration dates of the Company's net operating loss carryforwards.

The reconciliation of income taxes computed at the Federal statutory tax rate to actual income tax expense is as follows:

                                                     1996      1997      1998
                                                     ----      ----      ----
     Federal statutory rate                         (34.0)%   (34.0)%   (34.0)%
     Effect of:
       Change in valuation allowance.............      --     105.2      23.0
       Loss on impairment of long-lived assets...    14.7        --      10.7
       State taxes, net of Federal benefit.......    (2.1)      0.9        --
       Amortization of goodwill..................     1.3       2.5       0.2
       Other.....................................     1.0       0.4       0.1
                                                    -----     -----      ----

                                                    (19.1)%    75.0%       --%
                                                    =====     =====      ====

The Company has net operating loss carryforwards of approximately $75.0 million for federal income tax purposes. Such carryforwards expire as follows: 2011 - $17.3 million; 2012 - $19.3 million; and 2013 - $38.4 million. The Company also has approximately $6.5 million of alternative minimum tax credits which can be carried forward indefinitely.

                                RBX CORPORATION

9. Pension and Other Postretirement Benefits

In 1998, the Company adopted Statement of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which changes disclosure requirements related to pension and other postretirement benefit obligations. This statement does not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement is limited to the form and content of disclosures.

The Company sponsors certain qualified and nonqualified pension plans and other postretirement benefit plans for employees. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets as well as information with respect to the plans' funded status.

                                                       Pension Benefits           Other Benefits
                                                       ----------------           --------------
                                                       1997         1998         1997         1998
                                                       ----         ----         ----         ----
   Reconciliation of benefit obligation:
   Obligation, beginning of year.................     $39,590      $44,686     $ 28,539     $ 31,014
   Service cost..................................       1,257        1,271          479          461
   Interest cost.................................       3,066        3,093        2,128        1,921
   Plan amendments...............................           5          423           --           --
   Actuarial (gain) loss.........................       3,493         (261)       1,942       (1,907)
   Benefit payments..............................      (2,725)      (3,075)      (2,074)      (2,942)
   Curtailments..................................          --         (264)          --         (440)
                                                      -------      -------     --------     --------

   Obligation, end of year.......................      44,686       45,873       31,014       28,107
                                                      -------      -------     --------     --------

   Reconciliation of fair value of plan assets:
   Fair value of plan assets, beginning of year..      32,847       36,944           --           --
   Actual return on plan assets..................       5,680        5,063           --           --
   Company contributions.........................       1,142        1,392        2,074        2,942
   Benefit payments..............................      (2,725)      (3,075)      (2,074)      (2,942)
                                                      -------      -------     --------     --------

   Fair value of plan assets, end of year........      36,944       40,324           --           --
                                                      -------      -------     --------     --------

   Funded status:
   Funded status.................................      (7,742)      (5,549)     (31,014)     (28,107)
   Unrecognized net gain.........................      (2,126)      (3,694)      (4,033)      (5,006)
   Unrecognized prior service cost...............         452          782           --           --
                                                      -------      -------     --------     --------

   Accrued benefit liability.....................     $(9,416)     $(8,461)    $(35,047)    $(33,113)
                                                      =======      =======     ========     ========

                                RBX CORPORATION

9. Pension and Other Postretirement Benefits (Continued)

The following table provides the components of net periodic benefit cost for the plans:

                                                  Pension Benefits                         Other Benefits
                                                  ----------------                         --------------
                                           1996          1997          1998         1996         1997         1998
                                           ----          ----          ----         ----         ----         ----
Service cost...........................   $ 1,257       $ 1,257       $ 1,271       $  632       $  479       $  461
Interest cost..........................     2,866         3,066         3,093        2,400        2,128        1,921
Expected return on plan assets.........    (2,640)       (3,055)       (3,455)          --           --           --
Amortization:
  Unrecognized net (gain) loss.........       285            20             2          (58)        (268)        (277)
  Unrecognized prior service cost......        --            39            70           --           --           --
                                          -------       -------       -------       ------       ------       ------

Net periodic benefit cost..............     1,768         1,327           981        2,974        2,339        2,105
Effect of curtailments.................        --            --          (241)          --           --         (440)
                                          -------       -------       -------       ------       ------       ------

Net periodic benefit cost after
curtailments...........................   $ 1,768       $ 1,327       $   740       $2,974       $2,339       $1,665
                                          =======       =======       =======       ======       ======       ======

Prior service costs are amortized using the straight line method over the average remaining service period of employees expected to receive benefits under the plans. Gains and losses in excess of 10% of the greater of the benefit obligation and market value of assets are also amortized over the average remaining service period of employees expected to receive benefits under the plans.

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                              1997     1998
                                                              ----     ----
          Weighted average assumptions as of December 31:
            Discount rate.................................    7.25%    7.00%
            Expected return on plan assets................    9.50%    9.50%
            Rate of compensation increase.................    4.25%    4.00%

For measurement purposes, a 6% annual rate of increase of covered health care benefits was assumed for 1998. The rate was assumed to decline to 5% by 1999.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                       1% Increase   1% Decrease
                                                       -----------   -----------
     Effect on total of service and interest cost
       components of net periodic postretirement
       health care benefit cost.......................    $  236       $  (196)
     Effect on the health care component of the
       accumulated postretirement benefit obligation..     2,259        (1,886)

Certain of the Company's hourly and salaried employees participate in defined contribution plans to which they contribute each month and which may be matched in part by the Company in accordance with plan provisions and terms established in various collective bargaining agreements. Company contributions related to these plans were approximately $903, $1,024, and $993 for the years ended December 31, 1996, 1997 and 1998, respectively.

                                RBX CORPORATION

10. Contingent Liabilities

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

Amounts have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1998, approximately $2.2 million for estimated environmental remediation costs was accrued of which $1.0 million relates to estimated costs to remove underground storage tanks; substantially all of this amount is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

11. Special Charges

Introduction

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

                                RBX CORPORATION

11. Special Charges (Continued)

In connection with the reorganization of the Company's operations, the following special charges were recorded.


                Loss on impairment of long-lived assets..........   $101,449
                                                                    --------

                Charges included in cost of goods sold:
                 Inventory write downs...........................      7,614
                 Severance and other personnel related charges...      2,659
                 Other...........................................        244
                                                                    --------

                                                                      10,517
                                                                    --------

                Charges included in SG&A:
                 Severance and other personnel related charges...      1,522
                 Accounts receivable write downs.................        857
                 Other...........................................        590
                                                                    --------

                                                                       2,969
                                                                    --------

                Write-off of start-up costs......................      4,952
                                                                    --------

                                                                    $119,887
                                                                    ========

Loss on impairment of long-lived assets

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

On September 22, 1998, the Company completed the sale of the business and substantially all of the assets (excluding land and buildings) of Universal, a subsidiary that was engaged primarily in manufacturing solid molded rubber products and certain small-profile rubber extrusions. Cash proceeds of $3,500 were received in connection with the sale, with $2,927 of such proceeds used to reduce indebtedness under the Company's revolving credit facility and the remaining $573 representing restricted cash. The land and buildings were leased to the purchaser under a renewable five-year lease. The loss related to Universal, which has been included in the loss on impairment of long-lived assets, totaled $11,726 with $11,098 of this amount recognized in the second quarter of 1998 and the remainder recognized in the third quarter of 1998. The sale of this unprofitable subsidiary was the result of management's efforts to focus the Company on its core business and the determination that Universal's business was not a strategic fit with the Company's other operations.

                                RBX CORPORATION

11. Special Charges (Continued)

Based on Conover's poor performance and management's revised expectations with respect to future cash flows from Conover's operations, the Company reassessed the carrying values of the long-lived assets related to Conover and determined that there was an impairment; accordingly, a loss on impairment of $39,171 was recorded in the third quarter which is comprised of the write off of allocated intangibles of $31,278 and the write down of property, plant and equipment of $7,893.

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

Inventory Write Downs

Under the direction of the Company's new senior management team a reassessment of the Company's obsolescence reserves was completed during the third quarter of 1998 and an inventory write down of $7,614 was recorded. The reassessment was influenced by decreased sales levels, revised expectations with respect to future demand for certain products, substantial reductions to overall inventory levels and the reorganization of the field sales force from a plant based to a market based structure.

Severance and Other Personnel Related Costs

The charges of $4,181 for severance and other personnel related costs were incurred primarily in connection with a reduction in the workforce of approximately 300 employees, which represents a 16% decrease in headcount.

Write-off of Start-Up Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP"), "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities be expensed as incurred. The Company implemented the provisions of the SOP and, accordingly, has recorded a cumulative effect adjustment of $4,952. The adjustment is comprised of $5,438 of costs capitalized in connection with the start up of the Ensolite business in Conover, North Carolina, net of accumulated depreciation of $486.

                                RBX CORPORATION

12. Fourth-Quarter Adjustments

1997 Fourth-Quarter Adjustments - During the fourth quarter of 1997, the Company recorded a valuation allowance of $18,814 against its deferred tax assets.

1996 Fourth-Quarter Adjustments - In connection with the decline in profitability experienced at Rubatex's Bedford Virignia plant, management reassessed the carrying value of the long-lived assets related to the Bedford operations and determined that there was an impairment; accordingly, a loss on impairment of $26,498 was recorded in the fourth quarter of 1996 based on the excess of the carrying value of the Bedford long-lived assets over its discounted expected future cash flows.

The Company also recorded additional fourth-quarter charges of $8,698. Such charges included $4,896 related to obsolescence, book-to-physical and other inventory adjustments, $2,537 for liabilities incurred in connection with severance and other personnel related costs, and $1,265 in the aggregate for certain other items.


13. Commitments

The Company is obligated under lease agreements, principally relating to the rental of warehouse facilities and transportation equipment. Future minimum rental payments required under operating leases for the years ended December 31, are as follows:

                1999...................................   $2,264
                2000...................................    1,489
                2001...................................    1,266
                2002...................................      462
                2003...................................      232
                Thereafter.............................        -

Rental expense for all operating leases was approximately $2,826, $3,187 and $3,403 for the years ended December 31, 1996, 1997 and 1998, respectively.


14. Related-Party Transactions

The Company receives substantial ongoing financial and management services from American Industrial Partners (AIP), an affiliate of the majority owners of the Company's stockholder. Management and consulting fees expense related to AIP were $850 each year for 1996, 1997 and 1998, plus reimbursement for out-of-pocket expenses. AIP has deferred cash payments with respect to the management fees it charged the Company during 1998; however, the accrual of such fees has continued. In 1996, the Company paid a fee of $400 to AIP and reimbursed out-of-pocket expenses for investment banking services provided by AIP in connection with the Ensolite Acquisition. The Company paid a member of the Board of Directors a fee of $150 each year in 1996, 1997 and 1998.

                                RBX CORPORATION

15. Supplemental Cash Flow Information

Payments for interest and income taxes are as follows:

                                            1996        1997        1998
                                            ----        ----        ----
     Interest............................. $18,138     $19,850     $19,279
     Income taxes.........................     875         194         174

In connection with the issuance of the Senior Secured Notes, the Company received proceeds of $97,250, which were net of underwriting discounts of $2,750.

The Company acquired assets, assumed liabilities and made cash payments in connection with the Ensolite Acquisition as follows:

          Fair value of assets acquired...................    $29,359
          Liabilities assumed.............................       (894)
          Noncash capital contribution....................     (5,000)
                                                              -------

          Cash payments                                       $23,465
                                                              =======

16. Segment and Related Information

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 changes the way the Company views its reportable operating segments. Information for 1997 and 1996 has also been presented for comparative purposes.

The Company has five operating subsidiaries which have been aggregated into two reportable segments (the foam group and the mixing group) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

The Company's foam production operations (the "Foam Group") manufacture closed-cell rubber foam and cross-linked polyethelene foam. The Foam Group also manufactures certain products from the foam it produces through downstream manufacturing processes such as molding, fabrication, and lamination. The Foam Group includes Rubatex, Groendyk, and OleTex. Rubatex has three plants located in Virginia, Arkansas, and North Carolina. Groendyk is located in Virginia and OleTex is located in Illinois.

The Company's custom rubber mixing operations (the "Mixing Group") mix a variety of rubber polymers which are sold to customers in uncured form. The Mixing Group is comprised of Midwest Rubber Custom Mixing Corp., which is located in Ohio and Hoover-Hanes Rubber Custom Mixing Corp, which is located in Georgia.

                                RBX CORPORATION

16. Segment and Related Information (Continued)

Summarized financial information for the Company's reportable segments follows. The information designated as "Other" represents corporate related items which are not allocated to reportable segments.

                                                      1996         1997          1998
                                                      ----         ----          ----
     Foam Group:
       Revenues..................................    $204,502     $207,803     $ 189,905
       Segment profits...........................       5,792        3,841         2,431
       Total assets..............................     113,735      124,088       105,948
       Capital expenditures......................      10,699       14,862         4,009
       Depreciation and amortization.............       5,455        6,446         7,497

     Mixing Group:
       Revenues..................................      71,213       73,534        73,345
       Segment profits...........................       5,673        7,635         8,100
       Total assets..............................      19,779       22,709        26,248
       Capital expenditures......................       1,119          720           277
       Depreciation and amortization.............         628          670           799

     Other:
       Revenues..................................          --          325            --
       Segment loss..............................     (46,521)     (40,466)     (152,736)
       Total assets..............................     147,186      129,124         6,351
       Capital expenditures......................          --           --            --
       Depreciation and amortization.............       6,006        5,532         5,835

     Total:
       Revenues..................................     275,715      281,662       263,250
       Net loss..................................     (35,056)     (28,990)     (142,205)
       Total assets..............................     280,700      275,921       138,547
       Capital expenditures......................      11,818       15,582         4,286
       Depreciation and amortization.............      12,089       12,648        14,131

The following table presents the details of "Other" segment loss.

                                                      1996         1997         1998
                                                      ----         ----         ----
     Corporate expenses........................     $ 3,614       $   401    $  1,591
     Management fees...........................         995           986       1,177
     Depreciation and amortization.............       4,984         4,586       4,545
     Special charges...........................      26,498            --     119,887
     Interest expense..........................      18,685        20,285      25,451
     Income tax expense (benefit)..............      (8,255)       12,422          85
     Extraordinary item........................          --         1,786          --
                                                 ----------       -------  ----------

                                                    $46,521       $40,466    $152,736
                                                    =======       =======    ========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                  (Registrant)

            Signature                                          Title                                      Date
----------------------------------       -------------------------------------------------       ----------------------
/s/ John C. Cantlin                      Senior Vice President, Chief Financial Officer             March 31, 1999
----------------------------------                        and Treasurer
JOHN C. CANTLIN

/s/ Thomas W. Tomlinson                                Corporate Controller                          March 31, 1999
----------------------------------
THOMAS W. TOMLINSON

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                                          Title                                      Date
----------------------------------       -------------------------------------------------       ----------------------
/s/ Theodore C. Rogers                         President and Chief Executive Officer                 March 31, 1999
----------------------------------          (Principal Executive Officer) and Director
THEODORE C. ROGERS

/s/ John C. Cantlin                        Senior Vice President, Chief Financial Officer             March 31, 1999
----------------------------------            (Principal Financial Officer and Principal
JOHN C. CATLIN                                    Accounting Officer) and Treasurer

/s/ Tom H. Barrett                              Chairman of the Board and Director                   March 31, 1999
----------------------------------
TOM H. BARRETT

/s/ W. Richard Bingham                                       Director                                March 31, 1999
----------------------------------
W. RICHARD BINGHAM

/s/ Robert J. Klein                                          Director                                March 31, 1999
----------------------------------
ROBERT J. KLEIN

/s/ Steven W. Schaefer                                       Director                                March 31, 1999
----------------------------------
STEVEN W. SCHAEFER

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders.