Form 10-Q
period 1999-03-31
RBX CORP
filed 1999-05-17
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
Exchange Act of 1934
                 For the quarterly period ended March 31, 1999

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

               YES   X                           NO____
                   ------


The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of March 31, 1999 was 1,000.

                                     Index
                                     -----


PART I..............................................................................................       1
   ITEM 1.  Financial Statements (unaudited)........................................................       1
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..............................................................................       7

PART II.............................................................................................      12
   ITEM 6.  Exhibits and Reports on Form 8-K........................................................      12

PART I

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                December 31,         March 31,
                                                                                    1998               1999
                                                                                    ----               ----
ASSETS

Cash and cash equivalents................................................         $     122          $     115
Accounts receivable, less allowance for doubtful accounts of $1,459 and
   $1,727, respectively..................................................            33,474             36,705
Inventories..............................................................            25,450             26,957
Prepaid and other current assets.........................................               426                377
                                                                                  ---------          ---------

Total current assets.....................................................            59,472             64,154

Property, plant and equipment, net.......................................            72,797             71,665
Intangibles and other assets, net........................................             6,278              5,954
                                                                                  ---------          ---------

Total assets.............................................................         $ 138,547          $ 141,773
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.........................................................         $  12,726          $  18,549
Accrued liabilities......................................................            27,940             26,860
Current portion of postretirement benefit obligation.....................             3,030              3,030
Current portion of long-term debt........................................               327                327
                                                                                  ---------          ---------

Total current liabilities................................................            44,023             48,766

Long-term debt...........................................................           205,745            205,663
Postretirement benefit obligation........................................            30,083             30,302
Pension benefit obligation...............................................             8,461              8,804
Other liabilities........................................................             1,704              1,704

Commitments and contingencies............................................                 -                  -

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, issued and
       outstanding.......................................................                 -                  -
   Additional paid-in capital............................................            58,103             58,103
   Accumulated deficit...................................................          (209,572)          (211,569)
                                                                                  ---------          ---------

Total stockholder's equity...............................................          (151,469)          (153,466)
                                                                                  ---------          ---------

Total liabilities and stockholder's equity...............................         $ 138,547          $ 141,773
                                                                                  =========          =========

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                                                 3 Months           3 Months
                                                                                   Ended              Ended
                                                                                 March 31,          March 31,
                                                                                   1998               1999
                                                                           -----------------  -----------------
Net sales................................................................           $72,441            $64,421
Cost of goods sold.......................................................            64,252             53,451
                                                                                    -------            -------

Gross profit.............................................................             8,189             10,970

Selling, general and administrative costs................................             7,563              6,229
Management fees..........................................................               251                303
Amortization of goodwill and other intangibles...........................               833                  -
Other expense............................................................                26                  -
                                                                                    -------            -------

Operating income (loss)..................................................              (484)             4,438

Interest expense, including amortization of deferred financing fees......             6,319              6,435
                                                                                    -------            -------

Net loss.................................................................           $(6,803)           $(1,997)
                                                                                    =======            =======

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    3 Months           3 Months
                                                                                      Ended              Ended
                                                                                    March 31,          March 31,
                                                                                      1998               1999
                                                                                -----------------  -----------------
OPERATING ACTIVITIES

Net loss.................................................................           $(6,803)           $(1,997)
Adjustments to reconcile net loss to net cash provided by
       operating activities:
   Depreciation..........................................................             2,459              1,965
   Amortization..........................................................             1,152                324
   Loss on disposal of equipment.........................................                26                 --
   Increase (decrease) in cash from changes in assets and liabilities:
       Accounts receivable...............................................            (2,887)            (3,231)
       Inventories.......................................................            (2,597)            (1,507)
       Prepaid and other current assets..................................              (136)                49
       Accounts payable..................................................             4,986              5,823
       Accrued liabilities...............................................             4,414             (1,080)
       Other liabilities.................................................               300                562
                                                                                    -------            -------

Net cash provided by operating activities................................               914                908
                                                                                    -------            -------

INVESTING ACTIVITIES

Capital expenditures.....................................................            (1,757)              (833)
Proceeds from disposals of property, plant and equipment.................                 5                 --
                                                                                    -------            -------

Net cash used in investing activities....................................            (1,752)              (833)
                                                                                    -------            -------

FINANCING ACTIVITIES

Proceeds from borrowings.................................................             1,000              5,000
Principal payments on long-term debt.....................................               (81)            (5,082)
                                                                                    -------            -------

Net cash provided by (used in) financing activities......................               919                (82)
                                                                                    -------            -------

Net increase (decrease) in cash and cash equivalents.....................                81                 (7)
Cash and cash equivalents:
 Beginning of period.....................................................               166                122
                                                                                    -------            -------

 End of period...........................................................           $   247            $   115
                                                                                    =======            =======

See notes to condensed consolidated financial statements

                                RBX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except as otherwise noted)



1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of RBX Corporation and its wholly owned subsidiaries (the "Company"). RBX Corporation's subsidiaries, Rubatex Corporation, OleTex, Inc., Groendyk Mfg Co., Inc., Universal Polymer & Rubber, Inc. ("Universal"), Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio, and Illinois. The Company is a wholly owned subsidiary of RBX Group, Inc., ("RBX Group") a non-operating holding company.

The interim financial data as of and for the three months ended March 31, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as well as the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

2.  INVENTORIES

Components of inventory are as follows:

                                                            December 31, March 31,
                                                              1998         1999
                                                           -----------  ----------
           Raw materials.................................      $10,759     $11,095
           Work-in-process...............................        3,539       3,969
           Finished goods................................       11,152      11,893
                                                               -------     -------

                                                               $25,450     $26,957
                                                               =======     =======

3.  LONG-TERM DEBT

RBX Corporation is a holding company with no assets or operations other than its investments in its subsidiaries. All of RBX Corporation's subsidiaries are wholly owned and have guaranteed the Senior Secured Notes and the Senior Subordinated Notes on a full, unconditional, and joint and several basis. Indebtedness under the Company's revolving credit facility is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first-priority lien on all accounts receivable, inventory, and general intangibles (to the extent related to accounts receivable and inventory). Management has determined that separate financial statements of the guarantor subsidiaries would not be material to an investor. Accordingly, separate financial statements of the guarantor subsidiaries have not been presented.

                                RBX CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


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

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of March 31, 1999.

As of March 31, 1999, the Company had available unused borrowing capacity of $17.6 million under the revolving credit facility.

4.  CONTINGENT LIABILITIES

The Company is highly leveraged. At March 31, 1999, the Company's indebtedness was $206.0 million and its stockholder's equity was a deficit of $153.5 million.

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

Reserves have been recorded which, in management's estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing

                                RBX CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

5.  SEGMENT INFORMATION

Summarized financial information for the Company's reportable segments follows. The information designated as "Other" represents corporate related items which are not allocated to reportable segments.

                                                               3 Months     3 Months
                                                                 Ended        Ended
                                                               March 31,    March 31,
                                                                  1998         1999
                                                              -----------  -----------
       Foam Group:
         Revenues...........................................    $ 54,424     $ 44,748
         Segment profits....................................        (299)       3,782
         Total assets.......................................     129,770      108,877

       Mixing Group:
         Revenues...........................................      18,017       19,673
         Segment profits....................................       2,038        2,264
         Total assets.......................................      22,397       26,827

       Other:
         Revenues...........................................           -            -
         Segment loss.......................................      (8,542)      (8,043)
         Total assets.......................................     127,570        6,069

       Total:
         Revenues...........................................      72,441       64,421
         Net loss...........................................      (6,803)      (1,997)
         Total assets.......................................     279,737      141,773

The following table presents the details of "Other" segment loss.

                                                               3 Months    3 Months
                                                                 Ended       Ended
                                                               March 31,    March 31,
                                                                  1998        1999
                                                              -----------  ----------
       Corporate expenses...................................       $  761      $1,305
       Management fees......................................          251         303
       Depreciation and amortization........................        1,530         324
       Interest expense.....................................        6,000       6,111
                                                                   ------      ------

                                                                   $8,542      $8,043
                                                                   ======      ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of RBX Corporation and subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

BASIS OF PRESENTATION

The following table sets forth, for the periods shown, net sales, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net loss in millions of dollars and as a percentage of net sales.

                                                                           Quarter Ended March 31,
                                                         ----------------------------------------------------------
                                                                    1998                             1999
                                                         -------------------------      ---------------------------
Net sales.........................................             $72.4       100.0%             $64.4         100.0%
Gross profit......................................               8.2        11.3               11.0          17.1
SG&A..............................................               7.6        10.5                6.2           9.6
Operating income (loss)...........................              (0.5)       (0.7)               4.4           6.8
Net loss..........................................              (6.8)       (9.4)              (2.0)         (3.1)


RESULTS OF OPERATIONS

Net Sales

Net sales decreased to $64.4 million for the three months ended March 31, 1999 compared to $72.4 million for the same period in 1998, a decrease of $8.0 million or 11.0%.

Net sales for the Company's foam product operations (the "Foam Group") decreased to $44.8 million for the quarter ended March 31, 1999 from $54.4 million for the quarter ended March 31, 1998, a decrease of $9.6 million or 17.6%. Of this decrease, $4.4 million is attributable to the disposal of the Universal business in the third quarter of 1998.

Excluding Universal, the Foam Group's net sales decreased to $44.8 million for the three months ended March 31, 1999 from $50.0 million for the same period in 1998, a decrease of $5.2 million or 10.4%. This decrease is attributable to the loss of Ensolite customers due to poor shipping performance in 1998, the loss of fabric laminate customers to Asian competitors, and the loss of fabricated parts customers to lower cost competitors.

After elimination of sales to the Foam Group, net sales at the Company's custom rubber mixing operations (the "Mixing Group") increased to $19.7 million in the first quarter of 1999 compared to $18.0 million in the first quarter of 1998, an increase of $1.7 million or 9.4%.

Gross Profit

Gross profit increased to $11.0 million for the three months ended March 31, 1999 from $8.2 million for the three months ended March 31, 1998, an increase of $2.8 million or 34.1%.

Gross profit for the Foam Group increased to $8.1 million in the first quarter of 1999 from $5.8 million in the first quarter of 1998, an increase of $2.3 million or 39.7%. This increase is largely attributable to the cost cutting measures implemented in connection with the reorganization of the Company's operations which began in July, 1998. Gross profit was also positively impacted by improvements in operating performance at the Company's Conover, North Carolina facility.

Mixing Group gross profit increased to $2.9 million in the first quarter of 1999 from $2.7 million in the first quarter of 1998, an increase of $0.2 million or 7.4%. This increase resulted primarily from increased volume at the Mixing Group in the first quarter of 1999 relative to the first quarter of 1998.

SG&A

SG&A decreased to $6.2 million in the first quarter of 1999 from $7.6 million in the first quarter of 1998, a decrease of $1.4 million or 18.4%. As a percentage of net sales, SG&A decreased to 9.6% in 1999 from 10.5% in 1998.
This decrease in SG&A is primarily a result of cost cutting measures including savings associated with headcount reductions.

Operating Income

Operating income increased to $4.4 million for the three months ended March 31, 1999 compared to an operating loss of $0.5 million for the three months ended March 31, 1998, an increase of $4.9 million. The aforementioned cost cutting measures and improvements at Conover are the primary causes of the improvement in operating income.

Net Loss

The first-quarter net loss decreased to $2.0 million from $6.8 million in the prior year.

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

The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $1.9 million of which is reserved for an irrevocable standby letter of credit. As of March 31, 1999, borrowings on the line of credit were $5.5 million (unchanged from December 31, 1998) and unused borrowing capacity under the Credit Agreement was $17.6 million. The revolving credit facility matures in December 2002.

The Company is highly leveraged. At March 31, 1999, the Company's indebtedness was $206.0 million and its stockholder's equity was a deficit of $153.5 million.

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

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of March 31, 1999.

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

Cash Flow From Operating Activities

Cash flow from operating activities for the first quarter of 1999 remained unchanged from the first quarter of 1998 at $0.9 million, despite the $4.8 million decrease in the net loss. This was primarily the result of cash payments for interest in connection with the then recently refinanced debt which were significantly less than interest accrued in the first quarter of 1998. During the first quarter of 1999, cash payments for interest approximated interest accrued in the period.

Cash Flow From Investing Activities

Cash used in investing activities was $0.8 million for the first quarter of 1999 compared to $1.8 million for the first quarter of 1998. This decrease was due entirely to a reduction in capital expenditures in the first quarter of 1999 relative to the first quarter of 1998.

Cash Flow From Financing Activities

Cash used in financing activities increased to $0.1 million in the first quarter of 1999 from cash provided of $0.9 million in the first quarter of 1998. For the three months ended March 31, 1999, the Company borrowed $5.0 million and paid back $5.0 million on the revolving credit facility.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), increased to $6.9 million for the three months ended March 31, 1999, from $3.3 million for the comparable period in 1998, an increase of $3.6 million.

On a twelve-month-trailing basis, Adjusted EBITDA was $22.4 million as of March 31, 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The project to replace the Company's essential IT systems would have occurred regardless of the existence of Year 2000 issues; however, the replacement project is expected to provide Year 2000 readiness with respect to such systems. The Company estimates capital expenditures of approximately $3.3 million in connection with updating its primary IT systems, $2.7 million of which had been spent as of March 31, 1999.

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

 PART II

 ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

Exhibit No.    Item
-----------    ----------------------------------------------------------------

  10.16         Amendment No. 2, Waiver and Agreement, dated as of February 19,
                1999*.

  27.1          Financial Data Schedule.


________________

* - Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RBX CORPORATION
                                ---------------
                                 (Registrant)


            Signature                                          Title                                      Date
            ---------                                          -----                                      ----
/s/ John C. Cantlin                       Senior Vice President, Chief Financial Officer              May 17, 1999
----------------------------------
 JOHN C. CANTLIN                                           and Treasurer

/s/ Thomas W. Tomlinson                                Corporate Controller                           May 17, 1999
----------------------------------
 THOMAS W. TOMLINSON