Form 10-Q
period 1999-06-30
RBX CORP
filed 1999-08-16
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
        Exchange Act of 1934
                 For the quarterly period ended June 30, 1999

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

               YES  X                      NO____
                  ------

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of June 30, 1999 was 1,000.

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

PART I

ITEM 1.    Financial Statements (unaudited)

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             December 31,         June 30,
                                                                                 1998               1999
                                                                           ----------------   ----------------
ASSETS

Cash and cash equivalents................................................  $            122   $            200
Accounts receivable, less allowance for doubtful accounts of $1,459 and
 $1,570, respectively....................................................            33,474             35,258
Inventories..............................................................            25,450             25,801
Prepaid and other current assets.........................................               426                331
                                                                           ----------------   ----------------

Total current assets.....................................................            59,472             61,590

Property, plant and equipment, net.......................................            72,797             70,961
Intangibles and other assets, net........................................             6,278              5,630
                                                                           ----------------   ----------------

Total assets.............................................................  $        138,547   $        138,181
                                                                           ================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.........................................................  $         12,726   $         15,412
Accrued liabilities......................................................            27,940             27,202
Current portion of postretirement benefit obligation.....................             3,030              3,030
Current portion of long-term debt........................................               327                327
                                                                           ----------------   ----------------

Total current liabilities................................................            44,023             45,971

Long-term debt...........................................................           205,745            206,832
Postretirement benefit obligation........................................            30,083             30,549
Pension benefit obligation...............................................             8,461              8,715
Other liabilities........................................................             1,704              1,704

Commitments and contingencies............................................                --                 --

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, issued and
    outstanding..........................................................                --                 --
   Additional paid-in capital............................................            58,103             58,103
   Accumulated deficit...................................................          (209,572)          (213,693)
                                                                           ----------------   ----------------

Total stockholder's equity...............................................          (151,469)          (155,590)
                                                                           ----------------   ----------------

Total liabilities and stockholder's equity...............................  $        138,547   $        138,181
                                                                           ================   ================

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                     3 Months         3 Months         6 Months         6 Months
                                                       Ended            Ended            Ended            Ended
                                                     June 30,         June 30,         June 30,         June 30,
                                                       1998             1999             1998             1999
                                                  --------------   --------------   --------------   --------------
Net sales.......................................  $       66,790   $       65,135   $      139,231   $      129,556
Cost of goods sold..............................          59,584           54,418          123,836          107,869
                                                  --------------   --------------   --------------   --------------

Gross profit....................................           7,206           10,717           15,395           21,687

Selling, general and administrative costs.......           7,690            6,104           15,253           12,333
Management fees.................................             258              332              509              635
Loss on impairment of long-lived assets.........          11,098               --           11,098               --
Amortization of goodwill and other intangibles..             833               --            1,666               --
Other expense (income)..........................            (344)               8             (318)               8
                                                  --------------   --------------   --------------   --------------

Operating income (loss).........................         (12,329)           4,273          (12,813)           8,711

Interest expense, including amortization of
 deferred financing fees........................           6,415            6,397           12,734           12,832
                                                  --------------   --------------   --------------   --------------

Net loss........................................  $      (18,744)  $       (2,124)  $      (25,547)  $       (4,121)
                                                  ==============   ==============   ==============   ==============

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                       3 Months        3 Months        6 Months        6 Months
                                                        Ended           Ended           Ended           Ended
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1998            1999            1998            1999
                                                    -------------   -------------   -------------   -------------
OPERATING ACTIVITIES

Net loss..........................................  $     (18,744)  $      (2,124)  $     (25,547)  $      (4,121)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
   Depreciation...................................          2,459           1,963           4,918           3,928
   Amortization...................................          1,151             324           2,303             648
   Loss on impairment of long-lived assets........         11,098               -          11,098               -
   (Gain) loss on disposal of equipment...........           (344)              8            (318)              8
   Increase (decrease) in cash from changes in
       assets and liabilities:
     Accounts receivable..........................          2,450           1,447            (437)         (1,784)
     Inventories..................................          4,933           1,156           2,336            (351)
     Prepaid and other current assets.............            289              46             153              95
     Accounts payable.............................         (5,582)         (3,137)           (596)          2,686
     Accrued liabilities..........................          2,033             342           6,447            (738)
     Other liabilities............................            108             158             408             720
                                                    -------------   -------------   -------------   -------------

Net cash provided by (used in) operating
 activities.......................................           (149)            183             765           1,091
                                                    -------------   -------------   -------------   -------------

INVESTING ACTIVITIES

Capital expenditures..............................           (877)         (1,268)         (2,634)         (2,101)
Proceeds from disposals of property, plant and
   equipment......................................          1,625               1           1,630               1
Increase in restricted cash.......................         (1,492)              -          (1,492)              -
                                                    -------------   -------------   -------------   -------------

Net cash used in investing activities.............           (744)         (1,267)         (2,496)         (2,100)
                                                    -------------   -------------   -------------   -------------

FINANCING ACTIVITIES

Proceeds from borrowings..........................         15,500           6,750          16,500          11,750
Principal payments on long-term debt..............        (14,719)         (5,581)        (14,800)        (10,663)
                                                    -------------   -------------   -------------   -------------

Net cash provided by financing activities.........            781           1,169           1,700           1,087
                                                    -------------   -------------   -------------   -------------

Net increase (decrease) in cash and cash
   equivalents....................................           (112)             85             (31)             78
Cash and cash equivalents:
   Beginning of period............................            247             115             166             122
                                                    -------------   -------------   -------------   -------------

   End of period..................................  $         135   $         200   $         135   $         200
                                                    =============   =============   =============   =============

See notes to condensed consolidated financial statements

                                RBX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except as otherwise noted)


1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of RBX Corporation and its wholly owned subsidiaries (the "Company"). RBX Corporation's subsidiaries, Rubatex Corporation, OleTex, Inc., Groendyk Mfg Co., Inc., Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio, and Illinois. The Company is a wholly owned subsidiary of RBX Group, Inc. ("RBX Group"), a non-operating holding company.

The interim financial data as of and for the three months and six months ended June 30, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

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

2.   Inventories

Components of inventory are as follows:

                                                  December 31,   June 30,
                                                      1998         1999
                                                      ----         ----
          Raw materials.......................      $10,759       $11,119
          Work-in-process.....................        3,539         4,058
          Finished goods......................       11,152        10,624
                                                    -------       -------

                                                    $25,450       $25,801
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

                                RBX CORPORATION

3.   Long-Term Debt, continued

The Company's indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company's indebtedness contains certain financial covenants, including maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA").

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of June 30, 1999.

As of June 30, 1999, the Company had available unused borrowing capacity of $17.4 million under the revolving credit facility.

4.   Contingent Liabilities

The Company is highly leveraged. At June 30, 1999, the Company's indebtedness was $207.2 million and its stockholder's equity was a deficit of $155.6 million.

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

Reserves have been recorded which, in management's estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing

                                RBX CORPORATION
of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

5.   Segment Information

Summarized financial information for the Company's reportable segments follows. The information designated as "Other" represents corporate related items which are not allocated to reportable segments.

                                             3 Months    3 Months    6 Months    6 Months
                                               Ended       Ended       Ended      Ended
                                             June 30,    June 30,    June 30,    June 30,
                                               1998        1999        1998       1999
                                               ----        ----        ----       ----
     Foam Group:
       Revenues.........................     $ 49,450    $ 47,826    $103,874    $ 92,617
       Segment profits..................         (947)      3,932      (1,246)      7,714
       Total assets.....................      122,406     107,250     122,406     107,250

     Mixing Group:
       Revenues.........................       17,340      17,309      35,357      36,939
       Segment profits..................        1,646       2,005       3,684       4,269
       Total assets.....................       20,826      25,178      20,826      25,178

     Other:
       Revenues.........................          --           --          --          --
       Segment loss.....................      (19,443)     (8,061)    (27,985)    (16,104)
       Total assets.....................      117,959       5,753     117,959       5,753

     Total:
       Revenues.........................       66,790      65,135     139,231     129,556
       Net loss.........................      (18,744)     (2,124)    (25,547)     (4,121)
       Total assets.....................      261,191     138,181     261,191     138,181

The following table presents the details of "Other" segment loss.

                                             3 Months    3 Months    6 Months    6 Months
                                               Ended       Ended       Ended      Ended
                                             June 30,    June 30,    June 30,    June 30,
                                               1998        1999        1998       1999
                                               ----        ----        ----       ----
     Corporate expenses.................     $   461      $1,332     $ 1,222     $ 2,637
     Management fees....................         258         332         509         635
     Depreciation and amortization......       1,529         324       3,059         648
     Interest expense...................       6,097       6,073      12,097      12,184
     Impairment loss....................      11,098          --      11,098          --
                                             -------      ------     -------     -------

                                             $19,443      $8,061     $27,985     $16,104
                                             =======      ======     =======     =======

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

                                   Quarter Ended June 30,             Six Months Ended June 30,
                          ----------------------------------------------------------------------------
                                  1998              1999               1998               1999
                          ----------------------------------------------------------------------------
Net sales................   $ 66.8    100.0%   $65.1    100.0%   $139.2    100.0%    $129.6    100.0%
Gross profit.............      7.2     10.8     10.7     16.4      15.4     11.1       21.7     16.7
SG&A.....................      7.7     11.5      6.1      9.4      15.3     11.0       12.3      9.5
Operating income (loss)..    (12.3)   (18.4)     4.3      6.6     (12.8)    (9.2)       8.7      6.7
Net loss.................    (18.7)   (28.0)    (2.1)    (3.2)    (25.5)   (18.3)      (4.1)    (3.2)

Results of Operations

Net Sales
---------

Net sales decreased to $65.1 million for the three months ended June 30, 1999 compared to $66.8 million for the same period in 1998, a decrease of $1.7 million or 2.5%. Net sales decreased to $129.6 million for the six months ended June 30, 1999 from $139.2 million for the comparable period in 1998, a decrease of $9.6 million or 6.9%.

Net sales for the Company's foam product operations (the "Foam Group") decreased to $47.8 million for the quarter ended June 30, 1999 from $49.5 million for the quarter ended June 30, 1998, a decrease of $1.7 million or 3.4%. The Foam Group's net sales decreased to $92.6 million for the six months ended June 30, 1999 from $103.9 million for the six months ended June 30, 1998, a decrease of $11.3 million or 10.9%.

In September 1998, the Company sold the business and substantially all of the assets (excluding land and buildings) of Universal Polymer & Rubber, Inc. ("Universal"). Excluding Universal, the Foam Group's net sales increased to $47.8 million for the three months ended June 30, 1999 from $45.4 million for the same period in 1998, an increase of $2.4 million or 5.3%. Excluding Universal, the Foam Group's net sales decreased to $92.6 million for the six months ended June 30, 1999 from $95.4 million for the comparable period in 1998, a decrease of $2.8 million or 2.9%.

After elimination of sales to the Foam Group, net sales at the Company's custom rubber mixing operations (the "Mixing Group") remained unchanged at $17.3 million in the second quarter of 1999 compared to the second quarter of 1998. The Mixing Group's net sales for the six months ended June 30, 1999 increased to $36.9 million compared to $35.4 million for the same period in 1998, an increase of $1.5 million or 4.2%.

Gross Profit

Gross profit increased to $10.7 million for the three months ended June 30, 1999 from $7.2 million for the three months ended June 30, 1998, an increase of $3.5 million or 48.6%. For the six months ended June 30, 1999, gross profit increased to $21.7 million from $15.4 million for the same period in 1998, an increase of $6.3 million or 40.9%.

Gross profit for the Foam Group increased to $8.1 million in the second quarter of 1999 from $5.3 million in the second quarter of 1998, an increase of $2.8 million or 52.8%. For the six months ended June 30, 1999, gross profit increased to $16.2 million from $11.1 million for the six months ended June 30, 1998, an increase of $5.1 million or 45.9%. This increase is largely attributable to the cost cutting measures implemented in connection with the reorganization of the Company's operations, improvements in operating performance at the Company's Conover, North Carolina facility, and reduced depreciation.

Mixing Group gross profit increased to $2.6 million in the second quarter of 1999 from $2.3 million in the second quarter of 1998, an increase of $0.3 million or 13.0%. Mixing Group gross profit increased to $5.5 million for the six months ended June 30, 1999 from $5.0 million for the same period in 1998, an increase of $0.5 million or 10.0%. This increase resulted primarily from increased volume at the Mixing Group in the first half of 1999 relative to the first half of 1998.

SG&A

SG&A decreased to $6.1 million in the second quarter of 1999 from $7.7 million in the second quarter of 1998, a decrease of $1.6 million or 20.8%. For the six months ended June 30, 1999, SG&A decreased to $12.3 million from $15.3 million for the same period in 1998, a decrease of $3.0 million or 19.6%. As a percentage of net sales, SG&A decreased to 9.5% in 1999 from 11.0% in 1998.
This decrease in SG&A is primarily a result of cost cutting measures including savings associated with headcount reductions. The sale of the Universal business reduced SG&A by $0.5 million for the second quarter of 1999 compared to the second quarter of 1998 and $1.2 million for the six months ended June 30, 1999 compared to the same period in the prior year.

Operating Income

Operating income increased to $4.3 million for the three months ended June 30, 1999 compared to an operating loss of $12.3 million for the three months ended June 30, 1998, an improvement of $16.6 million. The 1998 second-quarter operating loss includes an impairment loss of $11.1 million. Excluding the impairment loss, this improvement was $5.5 million. Operating income increased to $8.7 million for the six months ended June 30, 1999 compared to an operating loss of $12.8 for the six months ended June 30, 1998, an improvement of $21.5 million. Excluding the impairment loss, this improvement was $10.4 million. The aforementioned cost cutting measures and improvements in Conover's operating performance are the primary contributors to the improvement in operating income. A reduction in depreciation and amortization resulting from impairment losses recorded in the second and third quarters of 1998 also contributed to the improvement in operating income in 1999. Depreciation and amortization decreased by $1.3 million for the second quarter of 1999 compared to the second quarter of 1998 and $2.6 million for the six months ended June 30, 1999 compared to the same period in the prior year.

Net Loss

The second-quarter net loss decreased to $2.1 million from $18.7 million in the prior year. The net loss for the six months ended June 30, 1999 decreased to $4.1 million from $25.5 million for the comparable period in 1998.

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

The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $0.9 million of which is reserved for an irrevocable standby letter of credit. As of June 30, 1999, borrowings on the line of credit were $6.7 million and unused borrowing capacity under the Credit Agreement was $17.4 million. The revolving credit facility matures in December 2002.

The Company is highly leveraged. At June 30, 1999, the Company's indebtedness was $207.2 million and its stockholder's equity was a deficit of $155.6 million.

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

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of June 30, 1999.

Interest payments on the Senior Secured Notes and Senior Subordinated Notes are required during the remainder of 1999 and the first half of 2000 as follows:
$6.0 million in July 1999; $5.6 million in October 1999; $6.0 million in January 2000; and $5.6 million in April 2000. The Senior Secured Notes and the Senior Subordinated Notes mature as follows: $100 million in January 2003 and $100 million in October 2005.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees will continue.

Cash Flow From Operating Activities

Cash flow from operating activities for the second quarter of 1999 increased to $0.2 million from cash used of $0.1 million for the second quarter of 1998. Cash flow from operating activities for the six months ended June 30, 1999 increased to $1.1 million from $0.8 million for the same period in 1998. These improvements are due primarily to the decreases in net losses for the same periods.

Cash Flow From Investing Activities

Cash used in investing activities for the second quarter of 1999 increased to $1.3 million from $0.7 million in the second quarter of 1998. Cash used in investing activities was $2.1 million for the six months ended June 30, 1999 compared to $2.5 million for the same period in 1998. This decrease was due largely to a reduction in capital expenditures in the first six months of 1999 relative to the first six months of 1998.

Cash Flow From Financing Activities

Cash provided by financing activities increased to $1.2 million in the second quarter of 1999 compared to $0.8 million in the second quarter of 1998. Cash provided by financing activities decreased to $1.1 million for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. In the first six months of 1999, the Company borrowed $11.8 million and repaid $10.7 million on the revolving credit facility.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), increased to $6.8 million for the three months ended June 30, 1999 from $2.4 million for the comparable period in 1998, an increase of $4.4 million. Adjusted EBITDA increased to $13.7 million for the six months ended June 30, 1999 from $5.7 million for the comparable period in 1998, an increase of $8.0 million.

On a twelve-month-trailing basis, Adjusted EBITDA was $26.8 million as of June 30, 1999.

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

Labor Relations

In December 1998, the Company opened contract negotiations with the union at its Bedford, Virginia plant seeking a five-year agreement in exchange for a commitment on the Company's part to move work into the plant. The union terminated these negotiations in February 1999, thereby deferring any further discussions. In the past, the Bedford plant has experienced labor stoppages and the Company can provide no assurance that an agreement can be reached with the Bedford union prior to the existing contract's expiration in September 1999.

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

The Company's State of Readiness

The Company has undertaken a comprehensive assessment and corrective action program designed to ensure that its essential information technology ("IT") systems will appropriately recognize the Year 2000. Beginning in 1995, the Company started a project to replace substantially all of its primary IT systems. This project has been completed. Corrective action related to the Company's other essential IT systems is expected to be completed before the end of the third quarter of 1999.

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

The Company is continuing to evaluate the Year 2000 readiness of its raw materials suppliers and service providers to more fully assess the nature and magnitude of the risk posed by its business partners. Management estimates that this assessment will be completed before the end of the third quarter of 1999.

The Costs to Address the Company's Year 2000 Issues

The project to replace the Company's essential IT systems would have occurred regardless of the existence of Year 2000 issues; however, the replacement project is expected to provide Year 2000 readiness with respect to such systems. The Company estimates capital expenditures of approximately $3.0 million in connection with updating its primary IT systems, $2.9 million of which had been spent as of June 30, 1999.

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

The Company's Contingency Plans

The Company believes that the contingency plans it has in place adequately address the risks associated with the advent of the Year 2000; however, no assurances can be provided that such plans would prove to be effective in the event that the arrival of the Year 2000 has a catastrophic impact on the Company, its customers and vendors, or on the economy as a whole.

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

PART II

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.    Item
-----------    --------

  27.1         Financial Data Schedule.

___________________

  * - Incorporated by reference to RBX Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending June 30, 1999.

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


                                RBX CORPORATION
                                ---------------
                                 (Registrant)

            Signature                                  Title                                            Date
            ---------                                  -----                                            ----
  /s/ John C. Cantlin              Senior Vice President, Chief Financial Officer                   August 16, 1999
-----------------------------                      and Treasurer
  JOHN C. CANTLIN

  /s/ Thomas W. Tomlinson                       Corporate Controller                                August 16, 1999
-----------------------------
  THOMAS W. TOMLINSON