Form 10-Q
period 1999-09-30
RBX CORP
filed 1999-11-15
CIK 1010141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------                       Exchange Act of 1934
               For the quarterly period ended September 30, 1999

                                      OR

______  Transition report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
                       For the transition period          to

Commission File Number: 333-1992



                                RBX CORPORATION
          (Exact name of Registrants as specified in their charters)
          ----------------------------------------------------------
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

                   YES   X                            NO____
                      ------

The number of shares of Common Stock of RBX Corporation, $0.01 per share par value, outstanding as of September 30, 1999 was 1,000.

                                     Index
                                     -----

PART I................................................................   1
     ITEM 1. Financial Statements (unaudited).........................   1
     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................   7

PART II...............................................................  12
     ITEM 6. Exhibits and Reports on Form 8-K.........................  12

PART I

ITEM 1.    Financial Statements (unaudited)

                                RBX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 December 31,        September 30,
                                                                                     1998                1999
                                                                              ------------------  -------------------
ASSETS
Cash and cash equivalents................................................         $     122          $     130
Accounts receivable, less allowance for doubtful accounts of $1,459 and
 $1,514, respectively....................................................            33,474             35,051
Inventories..............................................................            25,450             25,889
Prepaid and other current assets.........................................               426                410
                                                                                  ---------          ---------
Total current assets.....................................................            59,472             61,480

Property, plant and equipment, net.......................................            72,797             69,140
Restricted cash..........................................................                 -              1,792
Intangibles and other assets, net........................................             6,278              5,306
                                                                                  ---------          ---------
Total assets.............................................................         $ 138,547          $ 137,718
                                                                                  =========          =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable.........................................................         $  12,726          $  17,283
Accrued liabilities......................................................            27,940             25,353
Current portion of postretirement benefit obligation.....................             3,030              3,030
Current portion of long-term debt........................................               327                327
                                                                                  ---------          ---------
Total current liabilities................................................            44,023             45,993

Long-term debt...........................................................           205,745            209,250
Postretirement benefit obligation........................................            30,083             30,685
Pension benefit obligation...............................................             8,461              7,736
Other liabilities........................................................             1,704              1,704

Commitments and contingencies............................................                 -                  -

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, issued and
    outstanding..........................................................                 -                  -
   Additional paid-in capital............................................            58,103             58,103
   Accumulated deficit...................................................          (209,572)          (215,753)
                                                                                  ---------          ---------
Total stockholder's equity...............................................          (151,469)          (157,650)
                                                                                  ---------          ---------
Total liabilities and stockholder's equity...............................         $ 138,547          $ 137,718
                                                                                  =========          =========

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                       3 Months         3 Months         9 Months         9 Months
                                                         Ended            Ended            Ended            Ended
                                                     September 30,    September 30,    September 30,    September 30,
                                                         1998             1999             1998             1999
                                                    ---------------  ---------------  ---------------  ---------------

Net sales.......................................       $  63,962          $61,152        $ 203,193         $190,708
Cost of goods sold..............................          67,457           51,892          191,293          159,761
                                                       ---------          -------        ---------         --------

Gross profit....................................          (3,495)           9,260           11,900           30,947

Selling, general and administrative costs.......           8,613            4,537           23,866           16,870
Management fees.................................             302              363              811              998
Loss on impairment of long-lived assets.........          90,351                -          101,449                -
Amortization of goodwill and other intangibles..             744                -            2,410                -
Other expense (income)..........................             238              (50)             (80)             (42)
                                                       ---------          -------        ---------         --------

Operating income (loss).........................        (103,743)           4,410         (116,556)          13,121

Interest expense, including amortization of
 deferred financing fees........................           6,411            6,470           19,145           19,302
                                                       ---------          -------        ---------         --------

Loss before cumulative effect adjustment........        (110,154)          (2,060)        (135,701)          (6,181)
Cumulative effect adjustment....................           4,952                -            4,952                -
                                                       ---------          -------        ---------         --------

Net loss........................................       $(115,106)         $(2,060)       $(140,653)        $ (6,181)
                                                       =========          =======        =========         ========

See notes to condensed consolidated financial statements

                                RBX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       3 Months        3 Months        9 Months        9 Months
                                                        Ended           Ended           Ended           Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                         1998            1999            1998            1999
                                                    --------------  --------------  --------------  --------------
OPERATING ACTIVITIES

Net loss..........................................      $(115,106)        $(2,060)      $(140,653)       $ (6,181)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation...................................          3,507           1,964           8,425           5,892
   Amortization...................................          1,066             324           3,369             972
   Special charges................................        108,789               -         119,887               -
   (Gain) loss on disposal of equipment...........            238             (50)            (80)            (42)
 Increase (decrease) in cash from changes in
  assets and liabilities:
   Accounts receivable............................           (573)            207          (1,010)         (1,577)
   Inventories....................................          2,671             (88)          5,007            (439)
   Prepaid and other current assets...............            304             (79)            457              16
   Intangibles and other assets...................            (51)              -             (51)              -
   Accounts payable...............................            423           1,871            (173)          4,557
   Accrued liabilities............................         (1,688)         (2,049)          4,759          (2,787)
   Other liabilities..............................            152            (843)            560            (123)
                                                        ---------         -------       ---------        --------

Net cash provided by (used in) operating                     (268)           (803)            497             288
 activities.......................................      ---------         -------       ---------        --------

INVESTING ACTIVITIES

Capital expenditures..............................         (1,043)         (1,685)         (3,677)         (3,786)
Proceeds from disposals of property, plant and
 equipment........................................          4,060           1,792           5,690           1,793
Increase in restricted cash.......................           (120)         (1,792)         (1,612)         (1,792)
                                                        ---------         -------       ---------        --------
Net cash provided by (used in) investing                    2,897          (1,685)            401          (3,785)
 activities.......................................      ---------         -------       ---------        --------

FINANCING ACTIVITIES

Proceeds from borrowings..........................          7,500           8,000          24,000          19,750
Principal payments on long-term debt..............        (10,082)         (5,582)        (24,882)        (16,245)
                                                        ---------         -------       ---------        --------

Net cash provided by (used in) financing                   (2,582)          2,418            (882)          3,505
 activities.......................................      ---------         -------       ---------        --------

Net increase (decrease) in cash and cash
 equivalents......................................             47             (70)             16               8
Cash and cash equivalents:
 Beginning of period..............................            135             200             166             122
                                                        ---------         -------       ---------        --------
 End of period....................................      $     182         $   130       $     182        $    130
                                                        =========         =======       =========        ========

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

The interim financial data as of and for the three months and nine months ended September 30, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The year-end balance sheet information was derived from audited financial statements, but excludes certain disclosures included in the Company's annual report on Form 10-K.

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

2.   Inventories

Components of inventory are as follows:

                                                  December 31,   September 30,
                                                      1998           1999
                                                      ----           ----
           Raw materials..........................  $10,759         $11,138
           Work-in-process........................    3,539           3,558
           Finished goods.........................   11,152          11,193
                                                    -------         -------

                                                    $25,450         $25,889
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

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of September 30, 1999.

As of September 30, 1999, the Company had available unused borrowing capacity of $14.8 million under the revolving credit facility.

4.   Contingent Liabilities

The Company is highly leveraged. At September 30, 1999, the Company's indebtedness was $209.6 million and its stockholder's equity was a deficit of $157.7 million.

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

                                                3 Months        3 Months       9 Months        9 Months
                                                  Ended           Ended          Ended           Ended
                                              September 30,   September 30,   September 30,   September 30,
                                                  1998            1999            1998            1999
                                              -------------   -------------   -------------   -------------
       Foam Group:
         Revenues..........................    $  45,920        $ 44,145        $149,794        $136,762
         Segment profits...................        1,562           3,581             316          11,295
         Total assets......................      110,059         104,716         110,059         104,716

       Mixing Group:
         Revenues..........................       18,042          17,007          53,399          53,946
         Segment profits...................        1,796           1,847           5,480           6,116
         Total assets......................       26,993          25,822          26,993          25,822

       Other:
         Revenues..........................            -               -               -               -
         Segment loss......................     (118,464)         (7,488)       (146,449)        (23,592)
         Total assets......................        7,180           7,180           7,180           7,180

       Total:
         Revenues..........................       63,962          61,152         203,193         190,708
         Net loss..........................     (115,106)         (2,060)       (140,653)         (6,181)
         Total assets......................      144,232         137,718         144,232         137,718

The following table presents the details of "Other" segment loss.

                                                3 Months        3 Months       9 Months        9 Months
                                                  Ended           Ended          Ended           Ended
                                              September 30,   September 30,   September 30,   September 30,
                                                  1998            1999            1998            1999
                                              -------------   -------------   -------------   -------------
       Corporate expenses..................     $    746         $  655        $  1,968         $ 3,292
       Management fees.....................          302            363             811             998
       Depreciation and amortization.......        2,216            324           4,638             972
       Interest expense....................        6,411          6,146          19,145          18,330
       Special charges.....................      108,789              -         119,887               -
                                                --------         ------        --------         -------
                                                $118,464         $7,488        $146,449         $23,592
                                                ========         ======        ========         =======

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

Basis of Presentation

The following tables set forth, for the periods shown, net sales, gross profit, selling, general and administrative costs ("SG&A"), operating income (loss) and net loss in millions of dollars and as a percentage of net sales including 1998 special charges and excluding 1998 special charges. A discussion of the special charges is presented in the notes to the consolidated financial statements for the year ended December 31, 1998.

Including 1998 special charges:
-------------------------------

                                      Quarter Ended September 30,                       Nine Months Ended September 30,
                        --------------------------------------------------------------------------------------------------------
                                    1998                       1999                      1998                      1999
                        --------------------------------------------------------------------------------------------------------
Net sales...............      $  64.0        100.0%       $61.2        100.0%     $ 203.2        100.0%      $190.7        100.0%
Gross profit (loss).....         (3.5)        (5.5)         9.3         15.2         11.9          5.9         30.9         16.2
SG&A....................          8.6         13.4          4.5          7.4         23.9         11.8         16.9          8.9
Operating income (loss).       (103.7)      (162.0)         4.4          7.2       (116.6)       (57.4)        13.1          6.9
Net loss................       (115.1)      (179.8)        (2.1)        (3.4)      (140.7)       (69.2)        (6.2)        (3.3)

Excluding 1998 special charges:
-------------------------------

                                      Quarter Ended September 30,                       Nine Months Ended September 30,
                        --------------------------------------------------------------------------------------------------------
                                    1998                       1999                      1998                      1999
                        --------------------------------------------------------------------------------------------------------
Net sales...............       $64.0        100.0%       $61.2        100.0%      $203.2        100.0%      $190.7        100.0%
Gross profit (loss).....         7.0         10.9          9.3         15.2         22.4         11.0         30.9         16.2
SG&A....................         5.6          8.8          4.5          7.4         20.9         10.2         16.9          8.9
Operating income (loss).         0.1          0.2          4.4          7.2         (1.7)        (0.8)        13.1          6.9
Net loss................        (6.3)        (9.8)        (2.1)        (3.4)       (20.8)       (10.2)        (6.2)        (3.3)


Results of Operations

Net Sales

Net sales decreased to $61.2 million for the three months ended September 30, 1999 compared to $64.0 million for the same period in 1998, a decrease of $2.8 million or 4.4%. Net sales decreased to $190.7 million for the nine months ended September 30, 1999 from $203.2 million for the comparable period in 1998, a decrease of $12.5 million or 6.2%.

The decrease in net sales is primarily attributable to the sale of the Universal Polymer & Rubber, Inc. ("Universal") business in 1998. Excluding Universal, net sales for the three months ended September 30, 1999 increased by $0.6 million; however, net sales for the nine months ended September 30, 1999, after the exclusion of Universal, decreased by $0.6 million.

Excluding Universal, net sales for the Company's foam product operations (the "Foam Group") increased to $44.1 million for the quarter ended September 30, 1999 from $42.5 million for the quarter ended September 30, 1998, an increase of $1.6 million or 3.8%. Excluding Universal, the Foam Group's net sales decreased to $136.8 million for the nine months ended September 30, 1999 from $137.9 million for the nine months ended September 30, 1998, a decrease of $1.1 million or 1.0%.

After elimination of sales to the Foam Group, net sales at the Company's custom rubber mixing operations (the "Mixing Group") decreased to $17.0 million in the third quarter of 1999 from $18.0 million for the third quarter of 1998, a decrease of $1.0 million or 5.6%. The Mixing Group's net sales for the nine months ended September 30, 1999 increased to $53.9 million compared to $53.4 million for the same period in 1998, an increase of $0.5 million or 1.0%.

Gross Profit

Gross profit increased to $9.3 million for the three months ended September 30, 1999 from a gross loss of $3.5 million for the three months ended September 30, 1998, an increase of $12.8 million. For the nine months ended September 30, 1999, gross profit increased to $30.9 million from $11.9 million for the same period in 1998, an increase of $19.0 million.

During the third quarter of 1998, the Company recorded special charges which reduced gross profit by $10.5 million. Excluding these special charges, gross profit for the third quarter of 1999 increased by $2.3 million compared to the third quarter of 1998 and gross profit for the nine months ended September 30, 1999 increased by $8.5 million compared to the nine months ended September 30, 1998.

Excluding special charges, gross profit for the Foam Group increased to $7.0 million in the third quarter of 1999 from $6.1 million in the third quarter of 1998, an increase of $0.9 million or 14.8%. For the nine months ended September 30, 1999, gross profit excluding special charges increased to $23.1 million from $16.7 million for the nine months ended September 30, 1998, an increase of $6.4 million or 38.3%.

The improvements in gross profit are largely attributable to the cost cutting measures implemented in connection with the reorganization of the Company's operations, improvements in operating performance at the Company's Conover, North Carolina facility, and reduced depreciation.

Mixing Group gross profit remained unchanged at $2.4 million in the third quarter of 1999 compared to the third quarter of 1998. Mixing Group gross profit increased to $8.0 million for the nine months ended September 30, 1999 from $7.5 million for the same period in 1998, an increase of $0.5 million or 6.7%.

SG&A

SG&A decreased to $4.5 million in the third quarter of 1999 from $8.6 million in the third quarter of 1998, a decrease of $4.1 million. For the nine months ended September 30, 1999, SG&A decreased to $16.9 million from $23.9 million for the same period in 1998, a decrease of $7.0 million or 29.3%. As a percentage of net sales, SG&A decreased to 8.9% in 1999 from 11.8% in 1998.

During the third quarter of 1998 the Company recorded special charges which increased SG&A by $3.0 million. Excluding special charges, SG&A decreased by $1.1 million in the third quarter of 1999 compared to the third quarter of 1998. Excluding special charges, the decrease was $4.0 million for the nine months ended September 30, 1999 compared to the same period in the prior year.

The decreases in SG&A are primarily a result of cost cutting measures including savings associated with headcount reductions. The sale of Universal accounted for a reduction of $0.5 million for the third quarter of 1999 compared to the third quarter of 1998 and $1.7 million for the nine months ended September 30, 1999 compared to the same period in the prior year.

Operating Income

Operating income increased to $4.4 million for the three months ended September 30, 1999 compared to an operating loss of $103.7 million for the three months ended September 30, 1998, an improvement of $108.1 million. Operating income increased to $13.1 million for the nine months ended September 30, 1999 compared to an operating loss of $116.6 million for the same period in the prior year.

During 1998, the Company recorded special charges which reduced operating income by $103.8 million and $114.9 million in the third quarter and nine months ended September 30, 1998, respectively. Excluding special charges operating income increased $4.3 million in the third quarter of 1999 compared to the third quarter of 1998 and increased $14.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

The aforementioned cost cutting measures and improvements in Conover's operating performance are the primary contributors to the improvement in operating income. A reduction in depreciation and amortization resulting from impairment losses recorded in the second and third quarters of 1998 also contributed to the improvement in operating income in 1999. Depreciation and amortization decreased by $2.3 million for the third quarter of 1999 compared to the third quarter of 1998 and decreased $4.9 million for the nine months ended September 30, 1999 compared to the same period in the prior year.

Net Loss

The third-quarter net loss decreased to $2.1 million from $115.1 million in the prior year. The net loss for the nine months ended September 30, 1999 decreased to $6.2 million from $140.7 million for the comparable period in 1998. Excluding the 1998 special charges, the net loss decreased by $4.2 million for the third quarter of 1999 compared to the third quarter of 1998 and $14.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

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

The Company's credit agreement provides for a $25.0 million revolving credit facility, subject to a borrowing base formula, $0.9 million of which is reserved for irrevocable standby letters of credit. As of September 30, 1999, borrowings on the line of credit were $9.3 million and unused borrowing capacity under the Credit Agreement was $14.8 million. The revolving credit facility matures in December 2002.

The Company is highly leveraged. At September 30, 1999, the Company's indebtedness was $209.6 million and its stockholder's equity was a deficit of $157.7 million.

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

In February 1999, as anticipated at the time of the first amendment to the Credit Agreement, the Company and its lenders entered into a second amendment to the Credit Agreement which waived the financial covenants to which the Company was subject through December 31, 1999 and established requirements with respect to the maintenance of a minimum level of EBITDA for the four consecutive quarters ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. The amendment also provides for a revised limitation on capital spending. The Company was in compliance with the terms of its indebtedness as of September 30, 1999.

Interest payments on the Senior Secured Notes and Senior Subordinated Notes are required during the remainder of 1999 and the first nine months of 2000 as follows: $5.6 million in October 1999; $6.0 million in January 2000; $5.6 million in April 2000; and $6.0 million in July 2000. The Senior Secured Notes and the Senior Subordinated Notes are due $100 million in January 2003 and $100 million in October 2005, respectively.

The Company receives substantial ongoing financial and management services from American Industrial Partners ("AIP"), an affiliate of the majority owners of the Company's stockholder. AIP has deferred cash payments with respect to the management fees it charges the Company; however, the accrual of such fees will continue.

Workers at the Company's Bedford, Virginia plant are currently on strike (see Labor Relations section). The Company anticipates that cash flows will be negatively impacted by a continued work stoppage.

Cash Flow From Operating Activities

Cash flow from operating activities for the third quarter of 1999 increased to cash used of $0.8 million from cash used of $0.3 million for the third quarter of 1998. Cash flow provided by operating activities for the nine months ended September 30, 1999 decreased to $0.3 million from $0.5 million for the same period in 1998.

Cash Flow From Investing Activities

Cash used in investing activities for the third quarter of 1999 was $1.7 million compared to cash provided of $2.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, cash used in investing activities was $3.8 million compared to cash provided of $0.4 million for the same period in 1998.

Capital expenditures increased to $1.7 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998. For the nine months ended September 30, 1999, capital expenditures increased to $3.8 million from $3.7 million for the same period in the prior year.

In September 1999, the Company completed the sale of the Universal land and buildings, which generated cash proceeds of $1.8 million. In 1998, proceeds were derived from the sale of the Universal business and certain other properties in unrelated transactions.

The Company is currently evaluating investment alternatives which include: (i) the systematic refurbishment of the Company's sixteen mixers; (ii) the purchase of machinery and equipment which would improve production processes and provide cost savings; (iii) the addition of a production line which would add an attractive family of products to the Company's cross-linked polyethelene foam operations; and (iv) an investment in a venture which would provide access to an expanded market for certain plastic extruded products currently manufactured by the Company. These projects, if approved, would require spending in excess of normal maintenance capital and investment requirements. Any such spending would likely be financed through a combination of cash flow from operations to the extent available and borrowings on the revolver. Although these investments may be necessary to generate further improvements in the Company's operating performance, the Company's overall indebtedness would be increased and available borrowing capacity on the Company's revolver would be diminished.

Cash Flow From Financing Activities

Cash provided by financing activities increased to $2.4 million in the third quarter of 1999 compared to cash used of $2.6 million in the third quarter of 1998. Cash provided by financing activities increased to $3.5 million for the nine months ended September 30, 1999 compared to cash used of $0.9 million for the nine months ended September 30, 1998. In the first nine months of 1999, the Company borrowed $19.7 million and repaid $16.2 million on the revolving credit facility.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), increased to $6.8 million for the three months ended September 30, 1999 from $5.5 million for the comparable period in 1998, an increase of $1.3 million. Adjusted EBITDA increased to $20.6 million for the nine months ended September 30, 1999 from $11.2 million for the comparable period in 1998, an increase of $9.4 million.

On a twelve-month-trailing basis, Adjusted EBITDA was $28.2 million as of September 30, 1999.

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

Labor Relations

On September 10, 1999 the contract with the primary union at the Company's Bedford, Virginia plant expired and the union subsequently voted to go out on strike. The Bedford plant has continued to operate using salaried personnel supplemented by temporary laborers and hourly workers that have crossed the picket line. There has been essentially no dialogue since the union broke-off negotiations during the Company's presentation of its last contract offer. Recently, the Company received a request from the union to meet to discuss certain issues in connection with the Company's last contract offer; however, as of November 15, 1999, there has been no progress toward reaching a settlement. The Company can provide no assurance that a collective bargaining agreement will be reached with the union. The Company anticipates that a continued work stoppage would have a negative impact on its financial position and results of operations.

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

The Company's State of Readiness

The Company has undertaken a comprehensive assessment and corrective action program designed to ensure that its essential information technology ("IT") systems will appropriately recognize the Year 2000. Beginning in 1995, the Company started a project to replace substantially all of its primary IT systems. As of September 30, 1999, the Company has replaced substantially all of its primary IT systems and completed its corrective action program with respect to its essential IT systems.

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

The Company is continuing to monitor and evaluate the Year 2000 readiness of its raw materials suppliers and service providers to more fully assess the nature and magnitude of the risk posed by its business partners.

The Costs to Address the Company's Year 2000 Issues

The project to replace the Company's essential IT systems would have occurred regardless of the existence of Year 2000 issues; however, the replacement project is expected to provide Year 2000 readiness with respect to such systems. As of September 30, 1999, capital expenditures have totaled approximately $2.9 million in connection with updating the Company's primary IT systems.

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

Year 2000 Conclusion

The Company's assessment of the impact of Year 2000 issues and the effectiveness of its efforts to resolve Year 2000 issues are based on management's estimates, which were developed utilizing certain assumptions with respect to future events. Based on these estimates and assumptions, management believes it will achieve Year 2000 readiness in a timely manner for essential IT systems. However, actual circumstances could differ from those anticipated by management thereby altering the timetable for completion, the effectiveness of implementation and the related costs of Year 2000 compliance programs.

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.    Item
-----------    --------

27.1           Financial Data Schedule.

-----------


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                                RBX CORPORATION
                                ---------------
                                 (Registrant)



       Signature                                Title                                 Date
       ---------                                -----                                 ----

/s/ John C. Cantlin         Senior Vice President, Chief Financial Officer
-----------------------                      and Treasurer                      November 15, 1999
JOHN C. CANTLIN

/s/ Thomas W. Tomlinson                  Corporate Controller
-----------------------                                                         November 15, 1999
THOMAS W. TOMLINSON