Form 10-Q
period 2002-06-30
RBX CORP
filed 2002-08-21
CIK 1010141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                 to

Commission File Number: 0-49910

RBX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3231901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 ValleyPark Drive
Roanoke, Virginia 24019
(Address of principal executive offices)

Registrant’s telephone number, including area code: (540) 561-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒                                         NO ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒                                         NO ☐

The number of shares of Common Stock of RBX Corporation, $0.001 per share par value, outstanding as of July 31, 2002 was 1,000,000.

PART I

ITEM 1.    Financial Statements

RBX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	June 30, 2002
ASSETS		(unaudited)

Cash and cash equivalents	$1,154	$724
Accounts receivable, less allowance for doubtful accounts of $2,060 and $1,719, respectively	21,369	27,932
Inventories	17,225	17,080
Prepaid and other current assets	1,874	1,900

Total current assets	41,622	47,636
Property, plant and equipment, net	53,113	52,207
Intangible assets	18,058	18,058
Other noncurrent assets	6,780	6,437

Total assets	$119,573	$124,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,003	$11,849
Accrued liabilities	15,974	11,402
Current portion of postretirement benefit obligation	2,780	2,780
Current portion of long-term debt	2,000	2,000

Total current liabilities	29,757	28,031
Long-term debt	38,163	45,178
Postretirement benefit obligation	28,256	24,689
Pension benefit obligation	15,337	17,002
Other liabilities	1,704	1,704

Total liabilities	113,217	116,604

Stockholders’ equity:
Common stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 issued and outstanding	1	1
Additional paid-in capital	15,160	15,160
Accumulated deficit	(8,805)	(7,427)

Total stockholders’ equity	6,356	7,734

Commitments and contingencies
Total liabilities and stockholders’ equity	$119,573	$124,338

See notes to condensed consolidated financial statements

RBX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Predecessor 3 Months Ended June 30, 2001		Successor 3 Months Ended June 30, 2002	Predecessor 6 Months Ended June 30, 2001		Successor 6 Months Ended June 30, 2002
Net revenues		$51,296	$42,009		$105,838	$85,708
Cost of goods sold		46,012	33,521		95,120	69,761

Gross profit		5,284	8,488		10,718	15,947
Selling, general and administrative costs		5,569	5,812		11,321	10,977
Reorganization items		3,720	231		5,695	865
Other (income) expense		–	(15)		–	371

Operating income (loss)		(4,005)	2,460		(6,298)	3,734
Interest expense		639	1,221		1,318	2,318

Income (loss) before income taxes		(4,644)	1,239		(7,616)	1,416
Income tax expense		–	38		–	38

Net income (loss)		$(4,644)	$1,201		$(7,616)	$1,378

Net income (loss) per share:
Basic and diluted	$	NA	$1.20	$	NA	$1.38

See notes to condensed consolidated financial statements

RBX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Predecessor 6 Months Ended June 30, 2001	Successor 6 Months Ended June 30, 2002
OPERATING ACTIVITIES
Net income (loss)	$(7,616)	$1,378
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,018	1,800
Loss on disposal of equipment	–	371
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	(2,553)	(6,563)
Inventories	1,091	145
Prepaid and other current assets	(2,596)	(26)
Accounts payable	(1,071)	2,846
Accrued liabilities	2,711	(4,729)
Accrued interest	–	1,557
Other liabilities	456	(1,902)
Liabilities subject to compromise	312	–

Net cash used in operating activities	(6,248)	(5,123)

INVESTING ACTIVITIES
Capital expenditures	(1,250)	(1,192)
Proceeds from disposals of property, plant and equipment	–	310
Decrease (increase) in restricted cash	(427)	(40)

Net cash used in investing activities	(1,677)	(922)

FINANCING ACTIVITIES
Proceeds from borrowings	63,727	90,008
Principal payments on long-term debt	(64,710)	(84,393)

Net cash provided by (used in) financing activities	(983)	5,615

Net decrease in cash and cash equivalents	(8,908)	(430)
Cash and cash equivalents:
Beginning of period	11,883	1,154

End of period	$2,975	$724

Non cash financing activities:

During the six months ended June 30, 2002, the Company paid accrued interest of $1.4 million by issuing additional 12% senior secured notes.

See notes to condensed consolidated financial statements

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except as otherwise noted)

1.    Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of RBX Group, Inc. (the “Predecessor”) include the accounts of RBX Group, Inc., RBX Corporation (both non-operating holding companies), and RBX Corporation’s wholly owned subsidiaries. RBX Corporation’s subsidiaries, Rubatex Corporation, Groendyk Mfg Co., Inc., OleTex, Inc., Midwest Rubber Custom Mixing Corp. and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio, and Illinois. RBX Corporation’s subsidiaries also include Waltex Corporation, UPR Disposition, Inc., and Universal Rubber Company, which are inactive legal entities with no operations.

The accompanying condensed consolidated financial statements of RBX Corporation (the “Successor”) include the accounts of RBX Corporation and its wholly owned subsidiary, RBX Industries, Inc. When appropriate to the context, the “Company” refers to both the Successor, RBX Corporation, and the Predecessor, RBX Group, Inc.

The condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Due to the reorganization and implementation of fresh-start accounting, the condensed consolidated financial statements of the Successor are not comparable to those of the Predecessor. A line has been drawn between the accompanying condensed consolidated statements of operations and statements of cash flows of the Predecessor for the three and six months ended June 30, 2001 and the accompanying condensed consolidated statements of operations and statements of cash flows of the Successor for the three and six months ended June 30, 2002 to distinguish between the Predecessor and the Successor.

The Predecessor and the Successor are holding companies with no assets or operations other than their investments in their subsidiaries. The guarantor subsidiaries are wholly owned by the Predecessor or the Successor, all guarantees are full and unconditional and all guarantees are joint and several. Therefore, management has determined that separate financial statements of the guarantor subsidiaries would not be material to an investor. Accordingly, separate financial statements of the guarantor subsidiaries have not been presented.

The interim financial data as of and for the three and six months ended June 30, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 2001 year-end balance sheet information was derived from audited financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as well as the other information included in the Company’s report for the year ended December 31, 2001 included in the Company’s Form S-1 registration statement.

2.    Inventories

Components of inventory are as follows:

	December 31, 2001	June 30, 2002
Raw materials	$7,688	6,256
Work-in-process	1,891	2,044
Finished goods	7,646	8,780

	$17,225	$17,080

3.    Net Income Per Share (in thousands, except per share data)

Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:

Successor: Three Months Ended June 30, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,201	1,000	$1.20

Effect of dilutive warrants	–	–

Diluted net income per share	$1,201	1,000	$1.20

Successor: Six Months Ended June 30, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,378	1,000	$1.38

Effect of dilutive warrants	—	—

Diluted net income per share	$1,378	1,000	$1.38

Warrants that could potentially dilute net income in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 67.416 for the three months and six months ended June 30, 2002.

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Segment Information

Summarized financial information for the Company’s reportable segments follows. The information designated as “Other” represents corporate related items that are not allocated to reportable segments.

	Predecessor 3 Months Ended June 30, 2001	Successor 3 Months Ended June 30, 2002	Predecessor 6 Months Ended June 30, 2001	Successor 6 Months Ended June 30, 2002

Foam Group:
Revenues	$37,357	$32,774	$76,776	$67,423
Segment profits (losses)	(764)	2,022	(1,517)	3,599
Total assets	78,794	80,721	78,794	80,721
Capital expenditures	369	681	788	1,170
Depreciation and amortization	1,006	771	2,549	1,542

Mixing Group:
Revenues	13,939	9,235	29,062	18,285
Segment profits	479	669	914	1,000
Total assets	24,269	19,162	24,269	19,162
Capital expenditures	83	15	462	22
Depreciation and amortization	239	129	469	258

Other:
Segment loss	(4,359)	(1,490)	(7,013)	(3,221)
Total assets	4,592	24,455	4,592	24,455

Total:
Revenues	51,296	42,009	105,838	85,708
Net income (loss)	(4,644)	1,201	(7,616)	1,378
Total assets	107,655	124,338	107,655	124,338
Capital expenditures	452	696	1,250	1,192
Depreciation and amortization	1,245	900	3,018	1,800

The following table presents the details of “Other” segment loss.

	Predecessor 3 Months Ended June 30, 2001	Successor 3 Months Ended June 30, 2002	Predecessor 6 Months Ended June 30, 2001	Successor 6 Months Ended June 30, 2002
Reorganization items	3,720	231	5,695	865
Interest expense	639	1,221	1,318	2,318
Income tax expense	–	38	–	38

	$4,359	$1,490	$7,013	$3,221

5.    Contingent Liabilities

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may result from such suits and claims are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and, the release of hazardous substances, pollutants and contaminants into the environment. In addition, the Company may be responsible for the environmental clean-up of property for contamination which occurred prior to the Company’s ownership. The Company is involved in environmental remediation activities resulting from past operations, including designation as a potentially responsible party (“PRP”), at sites designated for cleanup by state environmental agencies.

The Company is a PRP along with other PRP’s for the environmental clean-up of certain property designated as a state Superfund site in North Carolina. Based on the allocation method determined by a committee made up of representatives of the Company and other PRP’s, the Company’s share of the liability is considered immaterial.

The Company is also a PRP along with other PRP’s for the environmental clean-up of certain property designated as a state Superfund site in Ohio. Currently the Federal EPA has designated the site as “No Further Remedial Action Planned;” however, the Ohio EPA has completed a preliminary investigation of the property and requested that the Company conduct a more extensive environmental study. The Company has accrued approximately $2 million based on a consultant’s estimate but is unable to predict the outcome of this potential liability at the time.

Management believes the estimates discussed above will be sufficient to satisfy anticipated costs of remediation at these two Superfund sites. At June 30, 2002 and December 31, 2001, respectively, approximately $2.2 million (undiscounted) for estimated environmental remediation costs was accrued of which approximately $1.7 million is included in long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company’s competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of RBX Corporation and subsidiary (the “Company”). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q as well as the Company’s financial statements for the year ended December 31, 2001 included in the Company’s Form S-1 registration statement.

Overview

We manufacture closed cell rubber foam products, custom mix rubber polymers and compete in several niche markets, including the manufacturing of cross-linked polyethylene foam.

Results of Operations

The following table sets forth, for the periods shown, net revenues, gross profit, selling, general and administrative costs (“SG&A”), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
Net revenues	$51.3	100.0%	$42.0	100.0%	$105.8	100.0%	$85.7	100.0%
Gross profit	5.3	10.3	8.5	20.2	10.7	10.1	15.9	18.6
SG&A	5.6	10.9	5.8	13.8	11.3	10.7	11.0	12.8
Operating income (loss)	(4.0)	(7.8)	2.5	5.9	(6.3)	(6.0)	3.7	4.4
Net income (loss)	(4.6)	(9.0)	1.2	2.9	(7.6)	(7.2)	1.4	1.6

Net revenues

Net revenues decreased to $42.0 million for the three months ended June 30, 2002 compared to $51.3 million for the same period in 2001, a decrease of $9.3 million or 18.1%. Net revenues for the six months ended June 30, 2002 were $85.7 million compared to $105.8 million for the six months ended June 30, 2001, a decrease of $20.1 million or 19.0%.

Net revenues for the foam segment decreased to $32.8 million for the quarter ended June 30, 2002 from $37.4 million for the quarter ended June 30, 2001, a decrease of $4.6 million or 12.3%. Foam segment net revenues for the six months ended June 30, 2002 were $67.4 million compared to $76.8 million for the six months ended June 30, 2001, a decrease of $9.4 million or 12.2%. These decreases were primarily attributable to the closure of our Bedford, Virginia plant’s extrusion and fabrication operations in October 2001. The plant’s extrusion and fabrication operations had decreases in net revenues of $5.5 million and $11.5 million comparing the three and six month periods of 2002 to 2001.

Net revenues for the mixing segment decreased to $9.2 million in the second quarter of 2002 compared to $13.9 million in the first quarter of 2001, a decrease of $4.7 million or 33.8%. For the six months ended June 30, 2002, net revenues for the mixing segment were $18.3 million compared to $29.1 million for the same period in 2001, a decrease of $10.8 million or 37.1%. These decreases were primarily attributable to the closing of our Midwest plant in Barberton, Ohio in October 2001. The Midwest plant had net revenues of $5.9 million and $12.9 million for the three and six months ended June 30, 2001.

Gross Profit

Gross profit increased to $8.5 million for the three months ended June 30, 2002 from $5.3 million for the three months ended June 30, 2001, an increase of $3.2 million or 60.4%. Gross profit increased to $15.9 million for the six months ended June 30, 2002 from $10.7 million for the six months ended June 30, 2001, an increase of $5.2 million or 48.6%. The improvement in gross profit for both the three and six months ended June 30, 2002 was primarily a result of the closure of the extrusion and fabrication operations at the Bedford, Virginia plant, the closure of the Midwest plant in Barberton, Ohio and the recording of a curtailment gain of $3.8 million related to the postretirement benefit obligation and a curtailment loss of $0.6 million related to the pension benefit obligation.

Gross profit for the foam segment increased to $7.4 million in the second quarter of 2002 from $4.3 million in the second quarter of 2001, an increase of $3.1 million or 72.1%. Gross profit increased to $14.0 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001, an increase of $5.5 million or 64.7%. These increases for the three and six months ended June 30, 2002 were primarily a result of the improvements associated with the Bedford plant closure.

Mixing segment gross profit increased to $1.1 million in the second quarter of 2002 from $1.0 million in the second quarter of 2001, an increase of $0.1 million or 10.0%. For the six months ended June 30, 2002 gross profit decreased to $1.9 million from $2.2 million for the six months ended June 30, 2001, a decrease of $0.3 million or 13.6%. Gross profit was negatively impacted by lower margin business that was accepted to minimize the impact of low volumes experienced as a result of the economic conditions prevailing in the custom rubber mixing industry.

Selling, general and administrative costs

Selling, general and administrative costs were $5.8 million for the quarter ended June 30, 2002 compared to $5.6 million for the quarter ended June 30, 2001, an increase of $0.2 million or 3.6%. Selling, general and administrative costs decreased to $11.0 million for the six months ended June 30, 2002 from $11.3 million for the six months ended June 30, 2001, a decrease of $0.3 million or 2.7%. This decrease was primarily a result of decreased sales commissions due to the lower sales volume.

Reorganization Items

Reorganization items were $0.2 million and $3.7 million for the second quarter of 2002 and the second quarter of 2001, respectively. For the six months ended June 30, 2002 and the six months ended June 30, 2001, reorganization items were $0.9 million and $5.7 million, respectively. These reorganization items were comprised of severance costs and professional fees related to the implementation of our plan of reorganization.

Operating Income

Operating income increased to $2.5 million for the three months ended June 30, 2002 compared to an operating loss of $4.0 million for the three months ended June 30, 2001, an increase of $6.5 million. Operating income for the six months ended June 30, 2002 was $3.7 million compared to an operating loss of $6.3 million for the six months ended June 30, 2001. an increase of $10.0 million. Fluctuations in our operating income (loss) were driven primarily by the factors impacting gross profit, selling, general and administrative costs, and reorganization items discussed above. In addition, operating income was reduced by $0.4 million for the six months ended June 30, 2002 due to losses from sales of equipment.

Net Income

Net income increased to $1.2 million during the second quarter of 2002 compared to a net loss of $4.6 million in the second quarter of 2001. Net income for the six months ended June 30, 2002 was $1.4 million compared to a net loss of $7.6 million for the six months ended June 30, 2001. In addition to the factors impacting operating income (loss) discussed above, fluctuations in net income were impacted by an increase in interest expense. Interest expense increased by $0.6 million and $1.0 million in the second quarter of

2002 and the six months ended June 30, 2002, respectively, compared to the same periods in 2001 due to the fact that the accrual of interest on certain debt was discontinued as of the bankruptcy petition date.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Our credit agreement provides for a $35.0 million revolving credit facility, subject to a borrowing base formula, of which $1.0 million is reserved for irrevocable standby letters of credit. As of June 30, 2002, borrowings on the line of credit were $12.8 million and unused borrowing capacity under the Credit Agreement was $11.1 million. The revolving credit facility matures in August 2004.

Our indebtedness contains certain financial covenants, including maintenance of a minimum level of adjusted tangible net worth (not less than a $24.5 million deficit). We were in compliance with the terms of our indebtedness as of June 30, 2002.

In July 2002, the Company’s actuary informed the Company, that the potential minimum funding level for the Company’s defined benefit pension plan for 2003 would be approximately $8.0 million. Management is currently assessing the impact to the Company’s financial position and strategies for funding this liability.

Cash used in operating activities for the six months ended June 30, 2002 decreased to $5.1 million compared to $6.2 million for the six months ended June 30, 2001. Net cash used in operating activities during the first six months of 2002 primarily resulted from a $6.6 million increase in accounts receivable and a $4.7 million decrease in accrued liabilities, partially offset by net income of $1.4 million, depreciation of $1.8 million and a $2.8 million increase in accounts payable. Net cash used by operating activities during the first six months of 2001 primarily resulted from a $7.6 million net loss, a $2.6 million increase in accounts receivable and a $2.6 million increase in prepaid and other current assets, partially offset by a $1.1 million decrease in inventories, a $2.7 million increase in accrued liabilities and depreciation of $3.0 million.

Cash used in investing activities was $0.9 million for the six months ended June 30, 2002 compared to $1.7 million for the six months ended June 30, 2001. Cash used in investing activities was primarily attributable to capital expenditures for 2002 and 2001. During the six months ended June 30, 2002, the cash used in investing activities was partially offset by $0.3 million in proceeds from the sale of equipment.

Cash provided by financing activities for the six months ended June 30, 2002 was $5.6 million compared to cash used in financing activities of $1.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company borrowed $90.0 million and paid back $84.4 million on the revolving credit and term facility. For the six months ended June 30, 2001, the Company borrowed $63.7 million and paid back $64.7 million on the revolving credit facility.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments as of June 30, 2002 that will have an impact on our future liquidity:

	Years Ending December 31,
Contractual Obligations	2002	2003	2004	2005	Thereafter	Total
Revolving credit facility	$–	$–	$12,816	$–	$–	$12,816
Senior secured notes	–	–	–	26,400	–	26,400
Term loan	1,000	2,000	2,000	2,962	–	7,962
Operating leases	715	1,410	939	636	1,354	5,054
Postretirement benefit obligation	1,390	2,863	2,949	3,038	17,229	27,469
Pension benefit obligation	–	–	–	–	17,002	17,002
Letters of credit	–	–	1,000	–	–	1,000

Total contractual obligations	$3,105	$6,273	$19,704	$32,074	$36,547	$97,703

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue when products are shipped to customers and the customer takes ownership and assumes risk of loss based on shipping terms. Sales returns and allowances and certain volume incentives are treated as a reduction to sales and are provided based on historical experience and current estimates. Sales returns are typically allowed for quality and service issues only. We monitor and track product returns and we record a provision for the estimated amount of future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product quality issues and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Valuation of Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness accordingly. We continuously monitor collections and payments from our customers and maintain a provision for bad debts based upon our historical experience and any specific customer collection issues that we have identified. While such bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience a comparable level of bad debts to what we have experienced in the past. To the extent that our accounts receivable are concentrated in certain customers, a significant change in the liquidity or financial position of those customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Valuation of Inventories

Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. We periodically evaluate the need to record adjustments for impairment of inventory.

Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of inventory.

Deferred Tax Assets

We account for income taxes using the liability method, whereby deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. We evaluate our deferred tax assets periodically and determine the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. We have recorded a valuation allowance of $22.1 million and $23.8 million as of June 30, 2002 and December 31, 2001, respectively, due to uncertainties related to our ability to realize or utilize some of our deferred tax assets, primarily consisting of certain employee benefits and certain state net operating losses carried forward, before they reverse or expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance. Such adjustments could materially impact our financial position and results of operations.

Impairment of Long-lived Assets and Intangible Assets

We assess impairment of long-lived assets such as property, plant and equipment whenever changes or events indicate that the carrying value may not be recoverable. Long-lived assets are written down to estimated fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount.

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of trademark and trade name assets as well as excess enterprise value, or goodwill, and are not subject to amortization. We evaluate the remaining useful life of the trademark and trade name assets at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances require.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Pension and Other Postretirement Benefits

The determination of our obligations and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligations in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our results of operations.

Environmental Remediation Liabilities

We are subject to certain laws and regulations relating to environmental remediation activities such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. We have not used discounting in determining our accrued liabilities for environmental remediation. In developing our estimate of environmental remediation costs, we consider, among other things, currently available technological solutions, alternative clean-up methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. We do not maintain insurance coverage for environmental matters and do not anticipate recoveries from other potentially responsible parities, or PRPs; therefore, no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in our consolidated financial statements. We adjust the accrual when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information. To the extent that adjustments are necessary to revise estimates in future periods our financial position and results of operations may be materially impacted.

Impact of Inflation

We believe that inflation has not had a significant effect on our results of operations over the periods presented. Many of our raw materials are petrochemical derivatives. Substantial increases in costs of such materials could adversely affect our operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, or SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position, results of operations, or cash flows of our company.

In July 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the Statement affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position, results of operations, or cash flows of our company.

Disclosure Regarding Forward-Looking Statements

This Form10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Information on significant risks, uncertainties and assumptions not discussed herein may be found in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this report reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Under our credit facility, both the term loan and borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact of our interest rate sensitive financial instruments of a 1% change (i.e., if the interest rate increases from 5% to 6%) in short-term interest rates shows an impact on expected annual earnings of approximately $200,000 of higher or lower earnings, depending on whether the short-term rates rise or fall by 1%.

PART II

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Item

10.1	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Rodney P. Repka

10.2	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Timothy J. Bernlohr

10.3	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Thomas W. Tomlinson

99.1	Certification of Chief Executive Officer

99.2	Certification of Vice-President – Finance

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBX CORPORATION
(Registrant)

Signature	Title	Date

/S/ EUGENE I. DAVIS EUGENE I. DAVIS	Chief Executive Officer	August 21, 2002

/S/ THOMAS W. TOMLINSON THOMAS W. TOMLINSON	Vice President – Finance	August 21, 2002