Form 10-Q
period 2002-09-30
RBX CORP
filed 2002-11-12
CIK 1010141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

The number of shares of Common Stock of RBX Corporation, $0.001 per share par value, outstanding as of October 31, 2002 was 1,000,000.

PART I

ITEM 1.      Financial Statements

RBX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
Cash and cash equivalents	$1,154	$1,750
Accounts receivable, less allowance for doubtful accounts of $2,060 and $1,737, respectively	21,369	26,842
Inventories	17,225	16,474
Prepaid and other current assets	1,874	1,518

Total current assets	41,622	46,584
Property, plant and equipment, net	53,113	52,530
Intangible assets	18,058	18,058
Other noncurrent assets	6,780	6,359

Total assets	$119,573	$123,531

LIABILTIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,003	$10,247
Accrued liabilities	15,974	10,131
Current portion of postretirement benefit obligation	2,780	2,780
Current portion of long-term debt	2,000	2,000

Total current liabilities	29,757	25,158
Long-term debt	38,163	46,931
Postretirement benefit obligation	28,256	23,855
Pension benefit obligation	15,337	17,283
Other liabilities	1,704	1,704

Total liabilities	113,217	114,931
Stockholders’ equity:
Common stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 issued and outstanding	1	1
Additional paid-in capital	15,160	15,160
Accumulated deficit	(8,805)	(6,561)

Total stockholders’ equity	6,356	8,600

Commitments and contingencies
Total liabilities and stockholders’ equity	$119,573	$123,531

See notes to condensed consolidated financial statements

RBX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Predecessor	Successor		Predecessor	Successor

	2 Months Ended August 27, 2001	Month Ended September 30, 2001	3 Months Ended September 30, 2002	8 Months Ended August 27, 2001	9 Months Ended September 30, 2002

Net sales	$28,259	$18,462	$41,904	$134,097	$127,612
Cost of goods sold	26,964	18,437	35,390	122,084	105,151

Gross profit	1,295	25	6,514	12,013	22,461
Selling, general and administrative costs	2,554	2,063	4,116	13,875	15,093
Reorganization items (income)	(25,481)	591	111	(19,786)	976
Other (income) expense	12	—	8	12	379

Operating income (loss)	24,210	(2,629)	2,279	17,912	6,013
Interest expense	371	490	1,239	1,689	3,557

Income (loss) before income taxes and extraordinary item	23,839	(3,119)	1,040	16,223	2,456
Income tax expense	—	—	174	—	212

Income (loss) before extraordinary item	23,839	(3,119)	866	16,223	2,244
Extraordinary item – gain on cancellation of debt	218,316	—	—	218,316	—

Net income (loss)	$242,155	$(3,119)	$866	$234,539	2,244

Net income (loss) per share:
Basic and diluted	$ NA	$(3.12)	$0.87	$ NA	$2.24

See notes to condensed consolidated financial statements

RBX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Predecessor	Successor

	8 Months Ended August 27, 2001	Month Ended September 30, 2001	9 Months Ended September 30, 2002

OPERATING ACTIVITIES
Net income (loss)	$234,539	$(3,119)	$2,244
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on cancellation of debt	(218,316)	—	—
Depreciation	3,794	269	2,700
Loss on disposal of equipment	12	—	379
Reorganization items	(28,431)	—	—
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	3,475	(3,202)	(5,473)
Inventories	2,143	2,625	751
Prepaid and other current assets	(403)	(36)	356
Accounts payable	(1,509)	1,695	1,244
Accrued liabilities	3,228	(267)	(2,859)
Other liabilities	1,230	436	(2,455)
Liabilities subject to compromise	—	283	—

Net cash used in operating activities	(238)	(1,316)	(3,113)

INVESTING ACTIVITIES
Capital expenditures	(1,973)	(529)	(2,419)
Proceeds from disposals of property, plant and equipment	5	—	448
Increase in restricted cash	—	—	(104)

Net cash used in investing activities	(1,968)	(529)	(2,075)

FINANCING ACTIVITIES
Proceeds from borrowings	100,448	19,315	135,345
Principal payments on long-term debt	(109,558)	(17,806)	(129,561)

Net cash provided by (used in) financing activities	(9,110)	1,509	5,784

Net increase (decrease) in cash and cash equivalents	(11,316)	(336)	596
Cash and cash equivalents:
Beginning of period	11,883	567	1,154

End of period	$567	$231	$1,750

Non cash financing activities:

During the nine months ended September 30, 2002, the Company paid accrued interest of $3.0 million by issuing additional 12% senior secured notes.

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

Due to the reorganization and implementation of fresh-start accounting, the condensed consolidated financial statements of the Successor are not comparable to those of the Predecessor.  A line has been drawn between the accompanying condensed consolidated statements of operations and statements of cash flows of the Predecessor for the two and eight months ended August 27, 2001 and the accompanying condensed consolidated statements of operations and statements of cash flows of the Successor for the one month ended September 30, 2001 to distinguish between the Predecessor and the Successor.

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

The interim financial data as of and for two and eight months ended August 27, 2001, the month ended September 30, 2001 and the three and nine months ended September 30, 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of adjustments of a normal recurring nature) necessary for a fair presentation have been included.  The December 31, 2001 year-end balance sheet information was derived from audited financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year or any other interim period.

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as well as the other information included in the Company’s report for the year ended December 31, 2001 included in the Company’s Form S-1 registration statement.

2.     Inventories

Components of inventory are as follows:

	December 31, 2001	September 30, 2002

Raw materials	$7,688	$6,535
Work-in-process	1,891	1,983
Finished goods	7,646	7,956

	$17,225	$16,474

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

Successor: Three Months Ended September 30, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$866	1,000	$0.87

Effect of dilutive warrants and options	—	—

Diluted net income per share	$866	1,000	$0.87

Month Ended September 30, 2001	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic net loss per share	$(3,119)	1,000	$(3.12)

Effect of dilutive warrants and options	—	—

Diluted net loss per share	$(3,119)	1,000	$(3.12)

Nine Months Ended September 30, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$2,244	1,000	$2.44

Effect of dilutive warrants and options	—	—

Diluted net income per share	$2,244	1,000	$2.44

Warrants and options that could potentially dilute net income in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 67.416 and 47.733, respectively, for the three months and nine months ended September 30, 2002.

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.     Segment Information

Summarized financial information for the Company’s reportable segments follows. The information designated as “Other” represents corporate related items that are not allocated to reportable segments.

	Predecessor	Successor		Predecessor	Successor

	2 Months Ended August 27, 2001	Month Ended September 30, 2001	3 Months Ended September 30, 2002	8 Months Ended August 27, 2001	9 Months Ended September 30, 2002

Foam Group:
Sales	$19,862	$13,609	$32,656	$96,638	$100,079
Segment profits (losses)	(1,700)	(2,144)	2,449	(3,217)	6,048
Total assets	80,852	73,982	80,223	80,852	80,223
Capital expenditures	384	328	1,018	1,172	2,188
Depreciation and amortization	624	224	771	3,173	2,313
Mixing Group:
Sales	8,397	4,853	9,248	37,459	27,533
Segment profits (losses)	429	106	(59)	1,343	941
Total assets	20,819	21,249	18,955	20,819	18,955
Capital expenditures	339	201	209	801	231
Depreciation and amortization	152	45	129	621	387
Other:
Segment profits (loss)	243,426	(1,081)	(1,524)	236,413	(4,745)
Total assets	26,001	33,340	24,313	26,001	24,313
Total:
Sales	28,259	18,462	41,904	134,097	127,612
Net income (loss)	242,155	(3,119)	866	234,539	2,244
Total assets	127,672	128,571	123,531	127,672	123,531
Capital expenditures	723	529	1,227	1,973	2,419
Depreciation and amortization	776	269	900	3,794	2,700

The following table presents the details of “Other” segment profits (loss).

	Predecessor	Successor		Predecessor	Successor

	2 Months Ended August 27, 2001	Month Ended September 30, 2001	3 months Ended September 30, 2002	8 Months Ended August 27, 2001	9 Months Ended September 30, 2002

Reorganization items	25,481	(591)	(111)	19,786	(976)
Interest expense	(371)	(490)	(1,239)	(1,689)	(3,557)
Income tax expense	—	—	(174)	—	(212)
Gain on cancellation of debt	218,316	—	—	218,316	—

	$243,426	$(1,081)	$(1,524)	$236,413	$(4,745)

5.     Commission Revenue

Effective June 2002, the Company began operating under a joint manufacturing, marketing and sales agreement with Nomaco Corporation and Nomaco K-Flex LLC (jointly referred to as Nomaco).  Under the terms of the agreement, Nomaco will manufacture insulation products which will be sold by the Company

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

throughout North America on a commissioned basis.  During a transition period which extends through the first quarter of 2003, it is anticipated that Nomaco production will ramp up and, ultimately, production of the Company’s own insulation products will be discontinued.  The Company will also buy and resell certain Nomaco products during the transition period.  The Company does not record commissioned sales in its consolidated financial statements; however, the related commission revenue is recorded as it is earned.

Commissioned sales and related commission revenue is as follows:

	3 Months Ended September 30, 2002	9 Months Ended September 30, 2002

Commissioned sales	$6,343	$7,927
Commission revenue, included in net sales	578	732

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

The Company is also a PRP along with other PRP’s for the environmental clean-up of certain property designated as a state Superfund site in Ohio. Currently the Federal EPA has designated the site as “No Further Remedial Action Planned;” however, the Ohio EPA has completed a preliminary investigation of the property and requested that the Company conduct a more extensive environmental study. The Company has accrued approximately $2 million based on a consultant’s estimate but is unable to predict the ultimate outcome of this potential liability.

Management believes the estimates discussed above will be sufficient to satisfy anticipated costs of remediation at these two Superfund sites. At September 30, 2002 and December 31, 2001 approximately $2.2 million (undiscounted) for estimated environmental remediation costs was accrued, of which approximately $1.7 million is included in other long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined.

RBX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On August 27, 2001, which was the effective date of the plan of reorganization, we emerged from Chapter 11 proceedings. As a result of the reorganization and the recording of the related reorganization transactions and the implementation of fresh-start accounting, our results of operations after August 27, 2001 are not comparable to results reported in prior periods. However, for purposes of this management’s discussion and analysis, the results of operations of RBX Group, Inc. for the period from January 1, 2001 through August 27, 2001, referred to as the eight months ended August 27, 2001, and the results of operations of our company for the period from September 1, 2001 through September 30, 2001, referred to as the month ended September 30, 2001, have been combined.

Results of Operations

The following table sets forth, for the periods shown, net sales, gross profit, selling, general and administrative costs (“SG&A”), operating income (loss) and net income (loss) in millions of dollars and as a percentage of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2002		2001		2002

Net sales	$46.7	100.0%	$41.9	100.0%	$152.6	100.0%	$127.6	100.0%
Gross profit	1.3	2.8	6.5	15.5	12.0	7.9	22.5	17.6
SG&A	4.6	9.9	4.1	9.8	15.9	10.4	15.1	11.8
Operating income (loss)	21.6	46.3	2.3	5.5	15.3	10.0	6.0	4.7
Net income (loss)	239.0	511.8	.9	2.1	231.4	151.6	2.2	1.7

Net sales

Net sales decreased to $41.9 million for the three months ended September 30, 2002 compared to $46.7 million for the same period in 2001, a decrease of $4.8 million or 10.3%. Net sales for the nine months ended September 30, 2002 were $127.6 million compared to $152.6 million for the nine months ended September 30, 2001, a decrease of $25.0 million or 16.4%.

Net sales for the foam segment decreased to $32.7 million for the quarter ended September 30, 2002 from $33.5 million for the quarter ended September 30, 2001, a decrease of $0.8 million or 2.4%.  Foam segment net sales for the nine months ended September 30, 2002 were $100.0 million compared to $110.2 million for the nine months ended September 30, 2001, a decrease of $10.2 million or 9.3%. These decreases were primarily attributable to the closure of our Bedford, Virginia plant’s extrusion and fabrication operations in October 2001.  The plant’s extrusion and fabrication operations had decreases in net sales of $4.7 million and $16.2 million comparing the three and nine month periods of 2002 to 2001.

Net sales for the mixing segment decreased to $9.2 million in the third quarter of 2002 compared to $13.2 million in the third quarter of 2001, a decrease of $4.0 million or 30.3%.  For the nine months ended September 30, 2002, net sales for the mixing segment were $27.6 million compared to $42.4 million for the same period in 2001, a decrease of $14.8 million or 34.9%.  These decreases were primarily attributable to the closing of our Midwest plant in Barberton, Ohio in October 2001.  The Midwest plant had net sales of $5.0 million and $17.9 million for the three and nine months ended September 30, 2001.

Gross Profit

Gross profit increased to $6.5 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001, an increase of $5.2 million or 400.0%.  Gross profit increased to $22.5 million for the nine months ended September 30, 2002 from $12.0 million for the nine months ended September 30, 2001, an increase of $10.5 million or 87.5%.  The improvement in gross profit for the three months ended September 30, 2002 was primarily a result of the closure of the extrusion and fabrication operations at the Bedford, Virginia plant and the closure of the Midwest plant in Barberton, Ohio. During the 2002 third quarter the Company recognized severance expense of approximately $0.6 million for a reduction in its workforce.  This expense was offset by the reversal of the remaining amount accrued for the shutdown of the Bedford and Midwest operations.  It was determined during the 2002 third quarter that the amount remaining in the shutdown accrual of approximately $0.6 million was no longer needed for this accrual that had been established at the end of 2001.  For the nine months ended September 30, 2002 the improvement in gross profit was due to the factors mentioned previously and the recording of a curtailment gain of $3.8 million related to the postretirement benefit obligation, offset by a curtailment loss of $0.6 million related to the pension benefit obligation.

Gross profit for the foam segment was $5.9 million in the third quarter of 2002 compared to breakeven for the third quarter of 2001. Gross profit increased to $20.3 million for the nine months ended September 30, 2002 from $8.6 million for the nine months ended September 30, 2001, an increase of $11.7 million or 136.0%.  These increases for the three and nine months ended September 30, 2002 were primarily a result of the improvements associated with the Bedford plant closure.

Mixing segment gross profit decreased to $0.6 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001, a decrease of $0.7 million or 53.8%. For the nine months ended September 30, 2002 gross profit decreased to $2.2 million from $3.4 million for the nine months ended September 30, 2001, a decrease of $1.2 million or 35.3%.  Gross profit was negatively impacted by lower margin business that was accepted to minimize the impact of low volumes experienced as a result of the economic conditions prevailing in the custom rubber mixing industry.

Selling, general and administrative costs

Selling, general and administrative costs were $4.1 million for the quarter ended September 30, 2002 compared to $4.6 million for the quarter ended September 30, 2001, a decrease of $0.5 million or 10.9%.  These costs were positively impacted during the 2002 third quarter by a $0.5 million recovery of bad debts and the reversal of a $0.3 million reserve established in 2001 in connection with certain prepetition liabilities.  Selling, general and administrative costs were also impacted by the reduction in workforce mentioned above.  During the 2002 third quarter, severance expense of approximately $0.3 was recorded.  Selling, general and administrative costs decreased to $15.1 million for the nine months ended September 30, 2002 from $15.9 million for the nine months ended September 30, 2001, a decrease of $0.8 million or 5.0%. These decreases were primarily a result of the items previously discussed, as well as cost reductions at the administrative level and decreased sales commissions due to the lower sales volume.

Reorganization Items (Income)

Reorganization items were $0.1 million and $1.0 million for the three and nine months ended September 30, 2002, respectively.  These reorganization items were comprised of severance costs and professional fees related to the implementation of our plan of reorganization.  Reorganization income was $24.9 million and $19.2 million for the three and nine months ended September 30, 2001, respectively.  Reorganization items in 2001 include income of $28.4 million associated with revaluation of certain assets and liabilities to comply with fresh-start accounting procedures, offset by professional fees incurred as part of the reorganization.

Operating Income

Operating income decreased to $2.3 million for the three months ended September 30, 2002 compared to an operating income of $21.6 million for the three months ended September 30, 2001, a decrease of $19.3 million.  Operating income for the nine months ended September 30, 2002 was $6.0 million compared to operating income of $15.3 million for the nine months ended September 30, 2001, a decrease of $9.3 million.  Fluctuations in our operating income were driven primarily by the factors impacting gross profit, reorganization items and selling, general and administrative costs discussed above.

Net Income

Net income decreased to $0.9 million for the third quarter of 2002 compared to net income of $239.0 million in the third quarter of 2001. Net income for the nine months ended September 30, 2002 was $2.2 million compared to net income of $231.4 million for the nine months ended September 30, 2001.  In addition to the factors impacting operating income discussed above, fluctuations in net income were impacted by the gain on cancellation of debt of $218.3 million for the three and nine months ended September 30, 2001.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility.  Pursuant to its operating strategy, the Company maintains minimal to no cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Our credit agreement provides for a $35.0 million revolving credit facility, subject to a borrowing base formula, of which $1.0 million is reserved for irrevocable standby letters of credit. As of September 30, 2002, borrowings on the line of credit were $13.5 million and unused borrowing capacity under the Credit Agreement was $10.4 million.  The revolving credit facility is subject to renewal in August 2004.

Our indebtedness contains certain financial covenants, including maintenance of a minimum level of adjusted tangible net worth (not less than a $24.5 million deficit). We were in compliance with the terms of our indebtedness as of September 30, 2002.

In July 2002, the Company’s actuary informed the Company, that the potential minimum funding level for the Company’s defined benefit pension plan for 2003 would be approximately $8.0 million. Once the actuarially determined minimum funding requirement becomes known, the company intends to apply for a funding waiver which is expected to provide for the payment of the required amounts over a five year period.

Cash used in operating activities for the nine months ended September 30, 2002 increased to $3.1 million compared to $1.5 million for the nine months ended September 30, 2001.  Net cash used in operating activities during the first nine months of 2002 primarily resulted from a $5.4 million increase in accounts receivable and a $5.2 million decrease in accrued liabilities and other liabilities, partially offset by net income of $2.2 million, depreciation of $2.7 million and a $1.2 million increase in accounts payable.  Net cash used by operating activities during the first nine months of 2001 primarily resulted from the gain on cancellation of debt of $218.3 million and reorganization items of $28.4 million, offset by net income of $231.4 million, depreciation of $4.1 million, a $4.8 million decrease in inventories and a $3.0 million increase in accrued liabilities.

Cash used in investing activities was $2.1 million for the nine months ended September 30, 2002 compared to $2.5 million for the nine months ended September 30, 2001.  Cash used in investing activities was primarily attributable to capital expenditures for 2002 and 2001.  During the nine months ended September 30, 2002, the cash used in investing activities was partially offset by $0.4 million in proceeds from the sale of equipment.

Cash provided by financing activities for the nine months ended September 30, 2002 was $5.8 million compared to cash used in financing activities of $7.6 million for the nine months ended June 30, 2001.   For

the nine months ended September 30, 2002, the Company borrowed $135.4 million and paid back $129.6 million on the revolving credit and term facility.  For the nine months ended September 30, 2001, the Company borrowed $119.8 million and paid back $127.4 million on the revolving credit facility.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments as of September 30, 2002 that will have an impact on our future liquidity:

	Years Ending December 31,				Thereafter	Total

Contractual Obligations	2002	2003	2004	2005

Revolving credit facility	$—	$—	$13,485	$—	$—	$13,485
Senior secured notes	—	—	—	—	27,984	27,984
Term loan	500	2,000	4,962	—	—	7,462
Operating leases	358	1,410	939	636	1,354	4,697
Postretirement benefit obligation	695	2,863	2,949	3,038	17,090	26,635
Pension benefit obligation	—	—	—	—	17,283	17,283
Letters of credit	—	—	1,000	—	—	1,000

Total contractual obligations	$1,553	$6,273	$23,335	$3,674	$63,711	$98,546

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of sales and expenses during the reporting periods. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Valuation of Inventories

Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. We periodically evaluate the need to record adjustments for impairment of inventory. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value.  Inherent in the estimates of net realizable value is management’s estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of inventory.

Deferred Tax Assets

We account for income taxes using the liability method, whereby deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse.   We evaluate our deferred tax assets periodically and determine the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. We have recorded a valuation allowance of $23.7 million and $23.8 million as of September 30, 2002 and December 31, 2001, respectively, due to uncertainties related to our ability to realize or utilize some of our deferred tax assets, primarily consisting of certain employee benefits and certain state net operating losses carried forward, before they reverse or expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance. Such adjustments could materially impact our financial position and results of operations.

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

In July 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  Thus, SFAS 146 affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position, results of operations, or cash flows of our Company.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President - Finance. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President – Finance concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President – Finance, as appropriate, to allow timely decisions regarding required disclosure.

PART II

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Item

99.1	Certification of Chief Executive Officer
99.2	Certification of Vice-President - Finance

(b)  Reports on Form 8-K

1.	July 18, 2002 – Disclosure of change in registrant’s certifying accountant.
2.	September 5, 2002 - Consolidated financial statements for July 31, 2002 provided to State Street Bank and Trust Company.
3.	September 27, 2002 - Consolidated financial statements for August 31, 2002 provided to State Street Bank and Trust Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBX CORPORATION

(Registrant)

Signature	Title	Date

/s/ EUGENE I. DAVIS	Chief Executive Officer	November 11, 2002

EUGENE I. DAVIS

/s/ THOMAS W. TOMLINSON	Vice President - Finance	November 11, 2002

THOMAS W. TOMLINSON

CERTIFICATIONS

I, Eugene I. Davis, Chairman and Chief Executive Officer of RBX Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RBX Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ EUGENE I. DAVIS

Eugene I. Davis, Chairman and Chief Executive Officer

I, Thomas W. Tomlinson, Vice President - Finance of RBX Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RBX Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ THOMAS W. TOMLINSON

Thomas W. Tomlinson, Chief Financial Officer