Form 10-K
period 2002-12-31
RBX CORP
filed 2003-03-27
CIK 1010141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 540-561-6000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Warrants

(Title of class)

Common Stock

(Title of class)

12% Senior Secured Notes due 2006

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒  Yes    No  ☐

As of March 27, 2003 there were 1,000,000 shares of Common Stock outstanding.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Part I

Item 1. Business

General

We manufacture closed cell rubber foam products and custom mix rubber polymers. We compete in several niche markets, including the manufacturing of cross-linked polyethylene foam. Our products are used in a range of applications, including:

•	athletic equipment;

•	sports medicine wraps;

•	neoprene, or synthetic rubber wetsuits;

•	hardware center products, such as do-it-yourself insulation, tubing, gardening and construction kneepads;

•	other consumer products, such as computer mouse pads and beverage can insulators;

•	insulation for refrigeration and air conditioning systems;

•	automotive components; and

•	other industrial products.

Our foam products operations, or foam group, consist of the manufacture of closed cell rubber foam and related products and cross-linked polyethylene foam. The foam group contributed approximately 73% and 78% of our net sales for the years ended December 31, 2001 and 2002, respectively. Our custom rubber mixing operations, or mixing group, mix a variety of rubber polymers to serve a wide range of end-use markets. The mixing group contributed approximately 27% and 22% of our net sales for the years ended December 31, 2001 and 2002, respectively. We combine purchases of raw materials for both the foam group and mixing group to obtain volume discounts from our suppliers.

The manufacturing of all of our products begins with the blending of synthetic compounds in a mixer. Our mixing group sells these compounds in uncured sheet or strip form to our customers. Our foam group performs additional manufacturing steps, including extruding, molding and curing, before selling products to our customers.

Our History and Chapter 11 Bankruptcy Reorganization

We are the surviving corporation of a corporate reorganization implemented in connection with the consummation of our Chapter 11 bankruptcy proceedings in August 2001. Prior to the effective date of our corporate reorganization, we were a wholly owned subsidiary of RBX Group, Inc. We are currently a holding company with no business operations and own all of the issued and outstanding stock of RBX Industries, Inc., through which all of our manufacturing and distribution activities are conducted.

Our company and our former parent company, RBX Group, Inc., were formed by American Industrial Partners (“AIP”) in October 1995 in connection with AIP’s leveraged acquisition of RBX Investors Inc. and its subsidiaries for approximately $210 million. Following the RBX Investors acquisition, our company and our affiliates acquired the Ensolite division of Uniroyal Technologies for approximately $26 million.

On December 5, 2000, certain unsecured creditors of our company filed an involuntary bankruptcy petition for reorganization of our company under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware (“the Delaware Bankruptcy Court”). On December 7, 2000, our company, RBX Group, Inc. and eight of our subsidiaries (Rubatex Corporation, Groendyk Manufacturing Company, Inc., OleTex Inc., Midwest

Rubber Custom Mixing Corp., Hoover-Hanes Rubber Custom Mixing Corp., Waltex Corporation and UPR Disposition, Inc.), as debtors, each filed voluntary petitions with the Delaware Bankruptcy Court for relief under Chapter 11.

By order dated as of February 2, 2001, the Delaware Bankruptcy Court transferred the cases to the U.S. Bankruptcy Court for the Western District of Virginia, Roanoke Division, or the Virginia Bankruptcy Court, where the cases were consolidated for purposes of joint administration. In July 2001, the Virginia Bankruptcy Court confirmed our second amended joint plan of reorganization. In connection with our corporate reorganization, RBX Group, Inc. merged into our company and our eight subsidiaries that also filed for relief under Chapter 11 were merged into one company, Rubatex Corporation, which was renamed RBX Industries, Inc. On August 27, 2001, which was the effective date of the plan of reorganization, our company and RBX Industries, Inc. emerged from our Chapter 11 proceedings. On that date, we entered into a $45 million secured credit facility with Congress Financial Corporation to replace our debtor-in-possession financing. In addition, we cancelled all of our equity securities that were outstanding immediately before the effective date and we issued:

•	950,000 new shares of our common stock, representing a 95% equity interest in our company and new 12% secured notes in the aggregate principal amount of $25 million, to persons having a beneficial interest in our old 12% notes as of the record date determined by the Virginia Bankruptcy Court; and

•	50,000 new shares of our common stock, representing a 5% equity interest in our company and 67,416 new warrants to holders of general unsecured claims against our company. As of December 31. 2002, the warrants represented the right to acquire 67,416 shares of our common stock (subject to anti-dilution adjustment) and the exercise price was $48.00 per share. The warrants are exercisable at any time on or before August 27, 2008.

•	Under our plan of reorganization, the holders of our common stock, warrants and 12% secured notes had certain registration rights. In connection with these rights, our company filed a registration statement on Form S-1, which went effective on July 12, 2002.

The Foam Group

Products

Our foam group’s products are formulated to provide specific performance characteristics based on their end-use applications. Closed cell rubber foam is produced by the expansion of synthetic rubber polymers through the infusion of millions of gas-filled cells that are permanently sealed in the material. The closed cell structure is flexible, resilient and shuts out water, dust and air, which makes the material ideal for insulating, sealing, shock absorption and a variety of other uses. Products made with closed cell rubber foam include:

•	residential and industrial building insulation;

•	plumbing insulation;

•	automotive gaskets;

•	home and hardware center products, such as grips, handles and foam cushions;

•	a broad range of consumer products such as wetsuits, ski masks and knee braces;

•	other sports medicine applications;

•	foam beverage can insulators; and

•	computer mouse pads.

Cross-linked polyethylene foam, which has many of the same physical properties as closed cell rubber foam, is less elastic but relatively less expensive and is easily thermoformed. Polyethylene foam is used in such products as athletic mats, marine flotation buoys, ship fenders, shoe insoles and artificial turf underlay. Silicone rubber is flame resistant and possesses a number of exceptional physical and chemical properties that make it suitable for products that are exposed to extreme temperatures. We manufacture silicone-based products for a number of high-performance applications, including commercial lighting, automobile gaskets, commercial aircraft, aerospace and electronics.

Products sold in the most basic form include:

•	extruded sheets and tubes used for insulation in air conditioning, plumbing and refrigeration; and

•	molded sheets which are sold to manufacturers who slit, cut and fabricate the material into industrial and consumer products ranging from automotive gaskets to football padding to children’s toys.

We also produce extruded shapes of closed cell rubber that are sold in various lengths for specialized sealing or gasket applications that require unusual profiles. Our products are sold in a variety of forms including sheets, tubes, buns, rolls and extruded shapes.

Customers

The foam group serves a wide array of industrial and consumer end-user markets. The foam group’s base of over 3,000 current customers is comprised of a large group of core customers who rely on our company for their ongoing needs and a smaller number of customers who approach our company on a project-specific basis. The foam group is able to serve both types of customers because of its wide range of products, its design and production capabilities and its sales force that is able to assess our customers’ requirements in order to develop products that meet their specifications. The size and diversity of the foam group’s customer base reduces our reliance on any individual customer or industry segment.

Our foam group’s products are sold primarily in the United States to end product manufacturers, intermediate fabricators and distributors. End product manufacturers operate in a wide range of industrial and commercial segments that produce subassemblies and finished products. Fabricators slice and cut foam into shaped pieces and then sell them to other manufacturers. Distributors purchase tubes, sheets and buns for resale to smaller contractors.

Nomaco Agreements

In April 2002, we entered into Manufacturing, Sales and Marketing Agreements with Nomaco Inc., a North Carolina-based manufacturer of polyethylene thermal mechanical insulation products, and Nomaco K-Flex, LLC, a North Carolina-based manufacturer of elastomeric thermal mechanical insulation products. Nomaco K-Flex is a joint venture between Nomaco Inc. and Isolante K-Flex of Milan, Italy.

Under the provisions of the agreements, which have an initial term of 20 years, we will discontinue the production of those products in the U.S., U.S. possessions and territories, Canada and Mexico and will serve as the exclusive representative of Nomaco and Nomaco K-Flex with respect to the future marketing and sale of those products in those markets. Each of the agreements may be terminated by RBX if the Nomaco entity party to the agreement is acquired by any of certain identified parties and by the Nomaco entities if RBX or the RBX’s Insulation Division is acquired by any of certain identified parties.

Industry

Growth in the closed cell rubber foam and related products market is expected to primarily come from increased use of closed cell rubber foam in automotive sound and vibration insulation, new applications in sports and leisure markets and growth in the consumer and residential housing markets for heating, ventilation and air conditioning, or HVAC, insulation. The market includes rubber foams sold for thermal insulation and for processing into components or finished parts or products, but does not include rubber foams manufactured by vertically integrated companies exclusively selling finished products. The overall market is comprised of several segments that are defined by the product’s end use and this market continues to expand as new products and applications are developed. Some segments, such as insulation, represent a large share of the overall market and have a large number of customers and suppliers. A number of other segments represent niche product markets constituting a small share of the overall market and have relatively few customers and suppliers. The overall market includes a large number of customers from a variety of industries, and even established customers in the larger segments of this market generally represent only a small percentage of the market’s total sales.

The Mixing Group

Products

Our mixing group mixes natural and synthetic rubbers with various additives and fillers. The various ingredients of a custom formulation are carefully weighed into a mixer that blends the components and feeds the mixture onto a large mill. The milled rubber is then pulled off the mill in a wide ribbon, cooled, and then cut into rough sheets or strips of uncured compound. These sheets and strips are molded or extruded by the customer into a wide variety of products including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials. The custom-mixed compounds are delivered to customers in sheets or strips of uncured rubber which the customers then process and fabricate into a variety of end-use products, including automobile tires and parts, industrial belts and hoses, agricultural tools and equipment and roofing materials. The mixing group’s mixing lines enable it to custom mix many different compounds concurrently and to respond quickly to customers’ requests, even for unusual formulations or small orders. We believe these factors, combined with the mixing group’s ability to maintain what we believe to be a high level of product quality, enable the mixing group to compete effectively on price, quality and service.

Customers

Our mixing group offers services primarily in the United States and serves more than 200 current customers from a variety of industries. In most instances, we supply the raw materials for a given customer formulation and charge the customer on a “cost-plus” basis, reflecting raw material costs plus a usage fee for time used on the mixing line. In cases where a customer supplies the raw materials, the mixing group charges a “tolling” fee for providing the mixing service. During 2002, sales to one customer accounted for approximately 27% of the mixing group’s net sales, which represents less than 10% of our total net sales. No other customer accounted for more than 10% of the mixing group’s sales during 2002.

Industry

The critical elements in custom compounding are quality, service and efficiency. The accuracy of the mix is critical to ensure smooth processing through the customer’s manufacturing equipment and the proper performance of the finished product. While price is important, we believe customers choose suppliers who can provide rapid turnaround, maximize throughput and minimize waste while maintaining high quality standards.

Sales, Marketing and Distribution

We rely on our direct sales force to market and sell the vast majority of our products. Our direct sales force maintains contact with our customers. For products targeted to certain markets, we use independent sales agencies that have the industry expertise necessary to market and sell the product effectively. For example, we rely on independent sales agencies with automotive expertise to sell foam products to automotive original equipment manufacturers. For certain products that are manufactured in standard configurations, we sell directly to distributors for resale to end-users. For example, insulation tubing, which is manufactured in a number of standard sizes, is sold to the construction industry through distributors. Products are distributed either directly to customers or through distribution warehouses strategically located throughout the United States.

Competition

We face domestic and foreign competition across our product lines ranging from divisions of leading national and international manufacturers to small, regional competitors. We believe that competition is based primarily on price, product quality and customer service.

In addition, we face competition from a number of manufacturers located in Asia that have lower operating and labor costs than we do, which in certain instances allow these manufacturers to sell their products for lower prices.

We believe that our competitors include companies such as Owens Corning, Armacell, Monarch Rubber, American National Rubber, Voltek, Sentinal, PolyOne and Associated Rubber.

Raw Materials

Our key raw material inputs are synthetic polymers, specialty chemicals, carbon black, synthetic fabrics, natural rubber and polyethylene. Raw material purchases accounted for approximately 44% of the cost of goods sold by the foam group and approximately 69% of the cost of goods sold by the mixing group in 2002. We purchase raw materials from a number of suppliers through short-term purchasing arrangements and we believe that there are sufficient sources of supply for the foreseeable future.

We expect that we will continue to experience raw material price fluctuations from time to time. Many of the raw materials used by our company are petrochemical derivatives, which are subject to periodic price fluctuations.

Trademarks and Patents

We have numerous trademarks and several patents registered in the United States and several trademarks registered in a number of foreign countries, in each case, for varying lengths of time. Our registered trademarks include REX(R), under which we market the majority of our rubber and insulation products, Rubatex(R), under which we market a variety of insulation and related products, Insul-Tube(R) and Therma-Cel(R), under which we market certain other insulation products, Ensolite(R) under which we market certain cellular plastic materials, SeaTex(R) under which we market closed cell foam sheets for use in the manufacture of, among other things, wetsuits, and Comfortex(R) under which we market closed cell foam laminated to various fabrics for use in the manufacture of sports medicine/medical devices. We also have a number of applications for trademarks pending in the United States and abroad. Management considers its various trademarks, trademark applications and patents to be valuable assets but believes that the loss of any one trademark or patent would not materially adversely affect our operations.

Environmental Matters

We are subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and, the release of hazardous substances, pollutants and contaminants into the environment. In addition, we may be responsible for the environmental clean-up of property for contamination which occurred prior to our ownership. We are involved in environmental remediation activities resulting from past operations, including designation as a potentially responsible party, or PRP, at sites designated for cleanup by state environmental agencies.

We are a PRP along with other PRPs for the environmental clean up of certain property designated as a state Superfund site in North Carolina. Based on the allocation method determined by a committee made up of representatives of our company and other PRPs, we consider our share of the liability immaterial.

We are also a PRP along with other PRPs for the environmental clean up of certain property designated as a state Superfund site in Ohio. Currently the Federal EPA has designated the site as “No Further Remedial Action Planned.” However, the Ohio EPA has completed a preliminary investigation of the property, requested that we conduct a more extensive environmental study, and filed a claim against RBX in the Bankruptcy Proceeding. We are vigorously defending the claim, which is currently in formal discovery. A hearing is scheduled before the Bankruptcy Court in Roanoke, Virginia in late April 2003. We have accrued approximately $1.8 million based on a consultant’s estimate but are unable to predict the outcome of this potential liability at this time.

Management believes the estimates discussed above will be sufficient to satisfy anticipated costs of remediation at these two Superfund sites. At December 31, 2002, approximately $2.2 million (undiscounted) for estimated environmental remediation costs was accrued, of which approximately $1.7 million is included in other long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown remediation sites, estimated costs for future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on our competitive or financial position or our ongoing results of operations. However, such costs could be material to results of operations in a future period.

Employees and Employee Relations

At December 31, 2002, we employed approximately 900 persons, of whom approximately 28% were salaried employees and 72% were hourly employees. Approximately 76% of our hourly employees are represented by labor unions pursuant to collective bargaining agreements that expire between May 2003 and January 2008. We believe that our current relations with both union and non-union employees are good.

Seasonal Nature of Business

We participate in a number of markets, some of which have slight seasonalities, but this wide market participation insulates against significant seasonal business fluctuations.

Item 2. Properties

In addition to our leased 17,000 square foot headquarters in Roanoke, Virginia, we currently operate six manufacturing facilities, the majority of which are located in the southeastern United States. We also lease public warehouse facilities throughout the United States. Our leased facilities are occupied under lease agreements that expire through 2009. The size and location of our significant facilities are summarized below:

Location	Size (sq. ft.)	Leased/Owned		Reportable Segment
Bedford, VA	235,000	Owned		Foam
Colt, AR	223,000	Owned		Foam
Conover, NC	387,000	Owned	(1)	Foam
Buchanan, VA	77,000	Owned		Foam
South Holland, IL	165,000	Leased		Foam
Tallapoosa, GA	165,000	Owned		Mixing

(1)	Includes approximately 100,000 square feet of leased warehouse space.

We believe these facilities are adequate for our current and foreseeable purposes and that additional space will be available when needed.

In addition, the Company owns a manufacturing facility in Macon, Georgia, which is available for future expansion. This site is currently idle.

Item 3. Legal Proceedings

We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition or results of operations. For a description of certain environmental proceedings, see “Item 1. Business – Environmental Matters”

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our common equity. As of December 31, 2002, there were approximately seven shareholders of record.

We have not paid or declared any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6. Selected Financial Data

The following table provides summary consolidated financial data for the periods indicated. You should read the summary financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto of our company and RBX Group, Inc. appearing elsewhere in this report. The statement of operations for the fiscal year ended 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001, and the year ended 2002, and the balance sheet data as of December 31, 2001 and 2002 are derived from, and are qualified by reference to, the consolidated financial statements and related notes of RBX Group, Inc. or RBX Corporation appearing as Item 8 in this report. The statement of operations data for the fiscal years ended December 31, 1998 and 1999 and the balance sheet data as of December 1998 and 1999 are derived from the audited consolidated financial statements of our company not appearing in this report and included for comparative purposes. Historical results are not necessarily indicative of results that may be expected for any future period

	RBX Group, Inc.				RBX Corporation
	Year ended December 31, 1998	Year ended December 31, 1999	Year ended December 31, 2000	Eight months ended August 27, 2001	Four months ended December 31, 2001	Year ended December 31, 2002
	(in thousands, except per share data)
Statement of operations data:
Net sales	$263,250	$246,963	$231,503	$134,097	$55,683	$165,323
Gross profit	21,615	37,133	20,203	12,013	2,578	26,813
Selling, general and administrative costs	28,375	21,614	20,950	13,875	3,910	18,059
Operating income (loss)	(111,717)	14,428	(30,749)	17,912	(7,246)	6,723
Income (loss) before extraordinary item and cumulative effect adjustment	(137,840)	(11,808)	(56,718)	16,223	(8,805)	1,654
Cumulative effect adjustment	(4,952)	—	—	—	—	—
Extraordinary item	—	—	6,204	218,316	—	—
Net income (loss) (1)	(142,792)	(11,808)	(50,514)	234,539	(8,805)	1,654
Basic and diluted net income (loss) per common share	N/A	N/A	N/A	N/A	$(8.81)	$1.65
Balance sheet data:
Total assets	138,547	133,856	113,846		119,573	119,945
Long-term debt	211,072	220,495	—		40,163	49,007
Long-term pension and postretirement obligations	41,574	40,825	39,025		46,373	44,273
Other long-term obligations	1,704	1,704	1,704		1,704	1,704
Liabilities subject to compromise	—	—	253,863		—	—
Redeemable preferred stock	6,702	7,634	8,534		—	—
Stockholders’ equity (deficit)	(163,758)	(176,498)	(227,912)		6,356	6,113

(1) Net loss for the four months ended December 31, 2001 included special adjustments totaling $5.9 million. These adjustments were comprised of plant shutdown costs totaling $5.0 million, and reorganization expense items totaling $0.9 million. Net income for the eight months ended August 27, 2001 included special adjustments totaling $238.1 million. These adjustments were comprised of a gain on cancellation of debt in the amount of $218.3 million, a gain from fresh-start revaluation in the amount of $28.4 million and net reorganization expense items totaling $8.6 million. Net loss for 2000 included reorganization items totaling $27.8 million. Reorganization items for 2000 were comprised of losses on impairment of long-lived assets of $16.2 million, professional fees related to the reorganization of $4.0 million, a write-off of deferred financing fees of $3.8 million, a provision to reserve for an equity investment of $1.6 million and other charges of $2.2 million related primarily to contractual obligations associated with the abandonment of certain construction projects. Net loss for 1998 includes special charges totaling $119.9 million. Such charges were comprised of losses on impairment of long-lived assets of $101.4 million, inventory write downs, severance, other personnel related costs of $13.5 million and write-off of start-up costs of $5.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and “Selected Consolidated Financial Data” included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including our company’s degree of financial leverage, the risk factors set forth below in this document as well as other risk referenced from time to time in our company’s filings with the SEC.

Introduction

We manufacture closed cell rubber foam products, custom mix rubber polymers and compete in several niche markets, including the manufacturing of cross-linked polyethylene foam.

We are the surviving corporation of a recent corporate reorganization implemented in connection with the consummation of our Chapter 11 bankruptcy proceedings in August 2001. Prior to the effective date of our corporate reorganization, we were a wholly owned subsidiary of RBX Group, Inc. In connection with our corporate reorganization, RBX Group, Inc. merged into our company and eight of our subsidiaries were merged into one company, Rubatex Corporation, which was renamed RBX Industries, Inc. We are currently a holding company with no business operations and own all of the issued and outstanding stock of RBX Industries, Inc., through which all of our manufacturing and distribution activities are conducted.

On August 27, 2001, which was the effective date of the plan of reorganization, we emerged from Chapter 11 proceedings. As a result of the reorganization and the recording of the related reorganization transactions and the implementation of fresh-start accounting, our results of operations after August 27, 2001 are not comparable to results reported in prior periods. However, for purposes of this management’s discussion and analysis, the results of operations of RBX Group, Inc. for the period from January 1, 2001 through August 27, 2001, referred to as the eight months ended August 27, 2001, and the results of operations of our company for the period from August 28, 2001 through December 31, 2001, referred to as the four months ended December 31, 2001, have been combined.

Implementation of fresh-start accounting resulted in material changes to our financial statements, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuations of liabilities pursuant to provisions of the plan of reorganization and valuation of equity based on a valuation of the business prepared by the independent financial advisors of our company.

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

Revenue Recognition

We recognize revenue when products are shipped to customers and the customer takes ownership and assumes risk of loss based on shipping terms. Sales returns and allowances and certain volume incentives are treated as a reduction to sales and are provided based on historical experience and current estimates. Sales returns are typically allowed for quality issues only. We monitor and track product returns and we record a provision for the estimated amount of future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot be sure that we will continue to experience the same return rates that we have in the past. Any significant increase in product quality issues and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Valuation of Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness accordingly. We continuously monitor collections and payments from our customers and maintain a provision for bad debts based upon our historical experience and any specific customer collection issues that we have identified. While such bad debts have historically been within our expectations and the provisions established, we cannot be sure that we will continue to experience a comparable level of bad debts to what we have experienced in the past. To the extent that our accounts receivable are concentrated in certain customers, a significant change in the liquidity or financial position of those customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

We evaluate our deferred tax assets periodically and determine the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. We have recorded a valuation allowance of $23.8 million and $21.6 million as of December 31, 2001 and 2002, respectively, due to uncertainties related to our ability to realize or utilize some of our deferred tax assets, primarily consisting of employee pension and postretirement benefits and certain state net operating losses carried forward, before they reverse or expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance. Such adjustments could materially impact our financial position and results of operations.

Impairment of Long-lived Assets and Intangible Assets

We assess impairment of long-lived assets such as assets held for sale and property, plant and equipment whenever changes or events indicate that the carrying value may not be recoverable. Long-lived assets are written down to estimated fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount.

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of trademark and tradename assets as well as excess enterprise value, or goodwill, and are not subject to amortization. We evaluate the remaining useful life of the trademark and tradename assets at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Goodwill is tested for impairment at least annually and more often if events and circumstances require.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Pension and Other Postretirement Benefits

The determination of our obligations and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 12 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligations in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our results of operations.

Environmental Remediation Liabilities

We are subject to certain laws and regulations relating to environmental remediation activities such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. We have not used discounting in determining our accrued liabilities for environmental remediation. In developing our estimate of environmental remediation costs, we consider, among other things, currently available technological solutions, alternative clean-up methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. We do not maintain insurance coverage for environmental matters and do not anticipate recoveries from other PRPs; therefore, no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in our consolidated financial statements. We adjust the accrual when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information. To the extent that adjustments are necessary to revise estimates in future periods our financial position and results of operations may be materially impacted.

Revenues

We derive revenues from the sale of products manufactured by our company. Our foam segment revenues consist of sales of closed cell rubber foam and cross-linked polyethylene foam. Our mixing segment revenues consist of sales of custom-mixed rubber polymers in uncured form. A substantial part of the mixing segment’s business is conducted with a limited number of customers.

Expenses

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the manufacturing process associated with the products that we sell.

Selling, general and administrative expenses consist of the compensation costs for sales and marketing personnel, travel expenses, customer support expenses, advertising, bad debt expense, the compensation costs for administration, finance and general management personnel, as well as professional fees.

Results of Operations

The following table sets forth selected amounts from our statements of operations in millions of dollars and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2000		2001		2002
Net sales	$231.5	100.0%	$189.8	100.0%	$165.3	100.0%
Gross profit	20.2	8.7	14.6	7.7	26.8	16.2
SG&A	21.0	9.1	17.8	9.4	18.1	10.9
Operating income (loss)	(30.7)	(13.3)	10.7	5.6	6.7	4.1
Net income (loss)	(50.5)	(21.8)	225.7	118.9	1.7	1.0

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales

Net sales for the year ended December 31, 2002 were $165.3 million compared to $189.8 million for the year ended December 31, 2001, a decrease of $24.5 million or 12.9%. Our foam segment and our mixing segment contributed approximately 78% and 22%, respectively, of our net sales for the year ended December 31, 2002. Our foam segment and our mixing segment contributed approximately 73% and 27%, respectively, of our net sales for the year ended December 31, 2001.

Foam segment net sales for the year ended December 31, 2002 were $128.6 million compared to $137.7 million for the year ended December 31, 2001, a decrease of $9.1 million or 6.6%. This decrease was primarily attributable to the closure of our Bedford, Virginia plant’s extrusion and fabrication operations in October 2001. The plant’s extrusion and fabrication operations had a decrease in net sales of approximately $17.8 million in 2002 compared to 2001.

For the year ended December 31, 2002, net sales for the mixing segment were $36.7 million compared to $52.0 million for the same period in 2001, a decrease of $15.3 million or 29.4%. This decrease was primarily attributable to the closing of our Midwest plant in Barberton, Ohio in October 2001. The Midwest plant had net sales of $18.6 million for the year ended December 31, 2001.

Gross Profit

Gross profit increased to $26.8 million for the year ended December 31, 2002 from $14.6 million for the year ended December 31, 2001, an increase of $12.2 million or 83.6%. During 2002, a curtailment gain of $4.0 million was recorded related to the postretirement benefit obligation, offset by a curtailment loss of $1.0 million related to the pension benefit obligation. Also, during 2002 we recognized severance expense of approximately $0.6 million for a reduction in our workforce. This expense was offset by the reversal of the remaining amount accrued for the shutdown of the Bedford and Midwest operations. It was determined during 2002 that the amount remaining in the shutdown accrual of approximately $0.6 million was no longer needed for this accrual that had been established at the end of 2001. Also during 2002, we changed our policy on how vacation was earned during the year for certain employee groups, which resulted in an approximate gain of $0.6 million.

Gross profit for the foam segment was $24.7 million in 2002 compared to $11.5 million for 2001, an increase of $13.2 million or 114.8%. The increase was primarily a result of the improvements associated with the Bedford plant closure and cost cutting measures implemented during 2002.

Mixing segment gross profit decreased to $2.1 million in 2002 from $3.3 million in 2001, a decrease of $1.2 million or 36.4%. Gross profit was negatively impacted by lower margin business that was accepted to minimize the impact of low volumes experienced as a result of the economic conditions prevailing in the custom rubber mixing industry.

Selling, general and administrative costs

Selling, general and administrative costs were $18.1 million for the year ended December 31, 2002 compared to $17.8 million for the year ended December 31, 2001, an increase of $0.3 million or 1.7%. These costs were positively impacted during 2002 by a $0.5 million recovery of bad debts and a $1.2 million gain from the settlement of our Supplemental Executive Retirement Plan (SERP). Severance costs and increased professional fees offset these decreases.

Reorganization Items

Reorganization expense was $1.0 million for the year ended December 31, 2002. These reorganization items were comprised of severance costs and professional fees related to the implementation of our plan of reorganization. Reorganization income was $13.9 million for the year ended December 31, 2001. Reorganization items in 2001 included income of $28.4 million associated with revaluation of certain assets and liabilities to comply with fresh-start accounting procedures, offset by $14.6 million of reorganization costs.

Operating Income

Operating income for the year ended December 31, 2002 was $6.7 million compared to operating income of $10.7 million for the year ended December 31, 2001, a decrease of $4.0 million. Fluctuations in our operating income were driven primarily by the factors impacting gross profit, reorganization items and selling, general and administrative costs discussed above.

Net Income

Net income for the year ended December 31, 2002 was $1.7 million compared to net income of $225.7 million for the year ended December 31, 2001. In addition to the factors impacting operating income discussed above, the fluctuation in net income was impacted by the gain on cancellation of debt of $218.3 million for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales

Net sales decreased to $189.8 million in 2001 from $231.5 million in 2000, a decrease of $41.7 million or 18.0%. Our foam segment and our mixing segment contributed approximately 73% and 27%, respectively, of our net sales for the year ended December 31, 2001. Our foam segment and our mixing segment contributed approximately 72% and 28%, respectively, of our net sales for the year ended December 31, 2000. The decrease in sales in both segments is representative of a significant decline in unit volume, which was partially offset by sales price increases of approximately 0.9% or $1.9 million.

Net sales for our foam segment decreased to $137.7 million in 2001 from $167.4 million in 2000, a decrease of $29.7 million or 17.7%. This decrease was primarily attributable to the softening of demand for our cross-linked polyethylene foam products and reduced unit volume in our Bedford, Virginia plant, which lost business due to a prolonged strike and attendant quality problems. In September 1999, laborers at our Bedford plant went on strike. We began hiring and training replacement workers as quickly as possible; however, the disruption caused by the strike had a significant negative impact on operating results. The plant was not able to return to profitability and, as a result, the extrusion and fabrication operations in Bedford were closed during October 2001.

Net sales for our mixing segment decreased to $52.0 million in 2001 from $64.1 million in 2000, a decrease of $12.1 million or 18.9%. This decrease was primarily attributable to our Barberton, Ohio plant, or Midwest, which faced increased local competition. As a result of continued declining profitability at Midwest, the custom rubber mixing plant was closed in October 2001.

Gross profit

Gross profit decreased to $14.6 million in 2001 from $20.2 million in 2000, a decrease of $5.6 million or 27.7%. As a percentage of net sales, gross profit in 2001 decreased to 7.7% from 8.7% in 2000. In addition to the factors discussed below, the gross profit percentages of both segments were negatively impacted by raw material price increases of approximately 1.1% or $1.0 million.

Gross profit for our foam segment decreased to $11.4 million in 2001 from $12.8 million in 2000, a decrease of $1.4 million or 10.9%. This decrease was primarily attributable to productivity and scrap issues at our Bedford, Virginia plant which ultimately led to the closure of the extrusion and fabrication operations at that plant in October 2001.

Mixing Segment. Gross profit for our mixing segment decreased to $3.3 million in 2001 from $7.7 million in 2000, a decrease of $4.4 million or 57.1%. The decrease resulted primarily from the local competitive conditions mentioned above, eventually resulting in the closing of Midwest in October 2001.

Selling, general and administrative costs

Selling, general and administrative costs decreased to $17.8 million in 2001 from $21.0 million in 2000, a decrease of $3.2 million or 15.2%. This decrease was primarily due to cost reduction efforts and reduced commission expense on the lower sales volumes referred to previously. As a percentage of net sales, selling, general and administrative costs increased to 9.4% in 2001 from 9.1% in 2000.

Management fees

Management fees included management and consulting fees and related out-of-pocket expenses associated with financial and management services from American Industrial Partners, or AIP, an affiliate of the majority owners of the Predecessor’s stockholder. Such management fees totaled $1.3 million in 2000. No such fees were incurred during 2001.

Reorganization items (income)

Reorganization items include income of $28.4 million associated with revaluation of certain assets and liabilities to comply with fresh-start accounting procedures, offset by $14.6 million of reorganization costs in 2001. Such reorganization costs in 2001 were comprised of professional fees of $7.3 million, plant shutdown costs of $5.0 million and other reorganization costs totaling $2.3 million. In 2000, reorganization costs of $27.8 million were comprised of loss on impairment of long-lived assets of $16.2 million, write-off of deferred financing fees of $3.8 million, professional fees of $4.0 million, reserve for equity investment of $1.6 million and other reorganization costs of $2.2 million.

Operating income (loss)

We reported operating income in 2001 of $10.7 million compared to an operating loss in 2000 of $30.7 million. Fluctuations in our operating income (loss) were driven primarily by the factors impacting gross profit, selling, general and administrative costs, management fees and reorganization items discussed above.

Net income (loss)

We reported net income of $225.7 million in 2001 compared to net loss of $50.5 million in 2000. In addition to the factors impacting operating income (loss) discussed above, fluctuations in net income were impacted by gains on cancellation of debt in 2001 and 2000 in the amounts of $218.3 million and $6.2 million, respectively. The decrease in interest expense to $3.2 million in 2001 compared to $25.9 million in 2000 also contributed to the fluctuation in net income.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and borrowings under a revolving credit facility. Pursuant to our operating strategy, we maintain minimal to no cash balances and are substantially dependent upon, among other things, the availability of adequate working capital financing to support inventories and accounts receivable.

Our credit agreement provides for a $35.0 million revolving credit facility, subject to a borrowing base formula, of which $1.0 million is reserved for irrevocable standby letters of credit. As of December 31, 2002, borrowings on the line of credit were $14.1 million and unused borrowing capacity under the Credit Agreement was $4.3 million. The revolving credit facility is subject to renewal in August 2004.

Our indebtedness contains certain financial covenants, including maintenance of a minimum level of adjusted tangible net worth (not less than a $24.5 million deficit). We were in compliance with the terms of our indebtedness as of December 31, 2002.

In July 2002, our actuary informed us that the estimated minimum funding level for our defined benefit pension plan for 2003 would be approximately $8.0 million. We have applied for a funding waiver, which is expected to provide for the payment of the required amounts over a five-year period. Based on discussions with Counsel, we believe the Company will be able to meet the requirements with respect to such waiver.

Cash used in operating activities for the year ended December 31, 2002 was $1.5 million compared to cash provided by operating activities of $1.3 million for the year ended December 31, 2001. Net cash used in operating activities during 2002 primarily resulted from a $1.3 million increase in accounts receivable and an $8.9 million decrease in accrued liabilities and other liabilities, partially offset by net income of $1.7 million, depreciation of $3.3 million and a $1.7 million increase in accounts payable. Net cash provided by operating activities during 2001 primarily resulted from net income of $225.7 million offset by the gain on cancellation of debt of $218.3 million and reorganization items of $28.4 million, depreciation of $4.8 million, a $6.7 million decrease in inventories and a $7.4 million decrease in accounts receivable.

Cash used in investing activities was $4.9 million for the year ended December 31, 2002 compared to $3.5 million for the year ended December 31, 2001. Cash used in investing activities was primarily used for capital expenditures for 2002 and 2001. During 2002, the cash used in investing activities was partially offset by $0.8 million in proceeds from the sale of property and equipment and assets held for sale.

Cash provided by financing activities for the year ended December 31, 2002 was $5.9 million compared to cash used in financing activities of $8.6 million for the year ended December 31, 2001. In 2002, we borrowed $181.7 million and paid back $175.8 million on the revolving credit and term facility. In 2001, we borrowed $167.7 million and paid back $176.3 million on the revolving credit facility.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments as of December 31, 2002 that will have an impact on our future liquidity:

	Years Ending December 31,
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Revolving credit facility	$—	$14,061	$—	$—	$—	$—	$14,061
Senior secured notes	—	—	—	27,984	—	—	27,984
Term loan	2,000	4,962	—	—	—	—	6,962
Operating leases	1,477	980	765	357	357	719	4,655
Postretirement benefit obligation	3,498	3,603	3,711	3,822	3,937	7,468	26,039
Pension benefit obligation	—	—	—	—	—	18,234	18,234
Letters of credit	—	1,000	—	—	—	—	1,000

Total contractual obligations	$6,975	$24,606	$4,476	$32,163	$4,294	$26,421	$98,935

Impact of Inflation

We believe that inflation has not had a significant effect on our results of operations over the periods presented. Many of our raw materials are petrochemical derivatives. Substantial increases in costs of such materials could adversely affect our operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, or SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement. Management does not expect the adoption of SFAS 143 to have a significant impact on our financial position, results of operations, or cash flows.

In July 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, SFAS 146 affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions and certain disclosure requirements of SFAS 148 is effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a significant impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect the adoption of FIN 45 to have a significant impact on our financial position, results of operations, or cash flows.

Disclosure Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to our Company or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Information on significant risks, uncertainties and assumptions not discussed herein may be found in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this report reflect the our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations and liquidity. All subsequent written and oral forward-looking statements attributable to our Company or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Under our credit facility, both the term loan and borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact of our interest rate sensitive financial instruments of a 1% change (i.e., if the interest rate increases from 5% to 6%) in short-term interest rates shows an impact on expected annual interest expense of approximately $200,000, depending on whether the short-term rates rise or fall by 1%.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 through F-29 included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is the name, age as of December 31, 2002, and a history of the business experience of each person who is, or was at December 31, 2002, a director or executive officer of our company.

Name	Age	Position
Eugene I. Davis	47	Chief Executive Officer and Chairman of the Board of Directors
Richard W. Detweiler	61	Director
Eric R. Johnson	42	Director
Stephen C. Larson	53	Director
Joseph J. Radecki, Jr.	44	Director
Timothy J. Bernlohr	43	Chief Operating Officer and Vice President
Rodney P. Repka	49	Vice President - Manufacturing
Harry L. Schickling	64	Vice President - Administration and Secretary
Thomas W. Tomlinson	42	Vice President - Finance (Principal Financial and Accounting Officer)

Eugene I. Davis joined our company as Chief Restructuring Officer in January 2001 and became Chairman and Chief Executive Officer in September 2001. Mr. Davis began his career as an attorney for Exxon Corporation and served as an international attorney/negotiator in the oil industry for several years before moving to the law firm of Akin Gump Strauss Hauer & Feld, L.L.P in Dallas, Texas. From 1990 through 1997, Mr. Davis served in increasing positions of responsibility at Emerson Radio Corporation, including Chief Financial Officer, Executive Vice President, President and Vice Chairman of the Board. From 1998 through 1999, Mr. Davis served as Chief Operating Officer of Total-Tel USA Communications, Inc. Since 1999, Mr. Davis has served as Chief Executive Officer of Smartalk Teleservices, Inc. and Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately held consulting firm specializing in, among other areas, crisis and turn-around management. Mr. Davis also serves on the board of directors of Metals USA, Murdock Communications Corporation, Flag Telecom Group Ltd., Tipperary Corporation and on the Council of Advisors of PPM America Special Investment Funds.

Richard W. Detweiler has been a director of our company and RBX Industries, Inc. since August 2001. Mr. Detweiler has 30 years of experience in general management, manufacturing and finance in a diverse array of product technologies, service industries and global environments. Since October 1996, Mr. Detweiler has been a Managing Director at Carlisle Enterprises, LLC. From February 1990 to October 1996, he was Chairman and CEO of Precision Aerotech, Inc., where he completed a complicated restructuring and turnaround of a diversified, publicly traded, manufactured products company. Mr. Detweiler is currently a director of HYCO International, Inc., Pacific Aerospace and Electronics, Inc., LINC.NET Inc. and Precision Partners, Inc.

Eric R. Johnson has been a director of our company and RBX Industries, Inc. since August 2001. Since March 1997, Mr. Johnson has been a Vice President at Conseco Capital Management (CCM). As founder of the Special Assets Unit, he oversees the management of distressed investments for CCM-managed portfolios. Over his 17-year career, Mr. Johnson has been involved in the reorganization and restructuring of numerous companies. Mr. Johnson began his career at Manufacturers Hanover Trust Company (MHT) and is a graduate of MHT’s Credit Training Program. After several credit-related line assignments at MHT, including the Special Loan Group and the Merchant Banking Group, Mr. Johnson joined National Westminster Bank Plc in 1987. During his tenure at National Westminster Bank, he served in positions of increasing responsibility as a manager of proprietary high yield/bankruptcy/ distressed portfolios. Prior to joining CCM in March 1997, Mr. Johnson was employed by Havens Advisors, L.L.C, specializing in bankruptcy and distressed securities.

Stephen C. Larson has been a director of our company and RBX Industries, Inc. since August 2001. Mr. Larson is now a private investor residing in Scottsdale, Arizona. Mr. Larson had a 26-year career with International Forest Product companies. From 1997 to 2000, he worked at Repap Enterprises, leaving as President and Chief Executive Officer. From 1991 to 1997, he worked at Domtar Inc. and was the President and Chief Operating Officer. Mr. Larson was employed by Boise Cascade Corporation from 1976 to 1991, leaving as Senior Vice President.

Joseph J. Radecki, Jr. has been a director of our company and RBX Industries, Inc. since August 2001. Since March 1998, Mr. Radecki has been a Managing Director in the leveraged finance group at CIBC World Markets Corp., where he is principally responsible for the firm’s financial restructuring and distressed situation advisory practice. From March 1990 to March 1998, he was Executive Vice President in charge of the financial restructuring advisory group at Jefferies & Company, Inc. From 1983 to 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Mr. Radecki is also currently a director of Wherehouse Entertainment, Inc. and Southwest Royalties, Inc.

Timothy J. Bernlohr has been Chief Operating Officer of our company since September 2001 and a Vice President of our company since July 1997. Prior to becoming Chief Operating Officer, Mr. Bernlohr received a Senior Vice President designation in July 1998 and an Executive Vice President designation in July 2000. Prior to joining our company, Mr. Bernlohr spent 16 years with Armstrong World Industries and spent his last five years at Armstrong as Division Sales & Market Manager, North America for Armstrong’s closed cell rubber and polyethylene foam businesses.

Rodney P. Repka has been a Vice President of our company since January 2000. From September 1996 to January 2000, Mr. Repka was Director of Operations for AlliedSignal Specialty Films Division. Mr. Repka’s previous experience includes 12 years with Mobil Chemical Company in various manufacturing positions, including Director of Manufacturing for Mobil’s Tucker Housewares Division.

Harry L. Schickling has been a Vice President of our company since 1990. He joined our company in 1980 as Manager of Computer Systems & Software and also held the position of Environmental and Legal Director before his promotion to Vice President and Secretary. Immediately before coming to our company, Mr. Schickling headed the Navy Field Engineering Office in Charleston, South Carolina. Prior to that, he held various positions with Honeywell Aerospace, Sears Roebuck & Company and the U.S. Navy.

Thomas W. Tomlinson has been a Vice President of our company since 2000 and principal financial and accounting officer since 2001. He joined the company in 1997 as Corporate Accounting Manager and also held the position of Corporate Controller prior to his promotion to Vice President. Prior to joining our company, Mr. Tomlinson spent 10 years with PricewaterhouseCoopers where he held various positions including, most recently, Senior Manager.

Board of Directors

Our directors are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Our board of directors elects our executive officers annually to serve until the next annual meeting of the board of directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. The current members of our board of directors were selected in accordance with the terms of our plan of reorganization and were nominated by the holders of our 12% notes.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for Mr. Davis, Chief Executive Officer and Chairman of the Board of Directors of our company, and the four other most highly compensated officers of our company for the years indicated:

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (2)	All Other Compensation (3)
Eugene I. Davis (1)	2002	$540,000	$—	$—	$—
Chief Executive Officer and Chairman	2001	540,000	—	—	—
	2000	—	—	—	—
Timothy J. Bernlohr	2002	210,000	—	—	3,763
Chief Operating Officer and Vice President	2001	185,769	80,000	—	3,433
	2000	175,000	—	—	3,792
Rodney P. Repka	2002	175,000	—	—	3,784
Vice President—Manufacturing	2001	159,946	68,000	—	4,669
	2000	160,000	20,000	21,433	—
Thomas W. Tomlinson	2002	150,000	—	—	3,606
Vice President—Finance	2001	132,692	30,000	—	3,567
	2000	103,161	20,000	—	2,959
Harry L. Schickling	2002	130,050	—	—	3,126
Vice President—Administration and Secretary	2001	130,050	20,000	—	3,299
	2000	130,050	5,000	—	3,431

(1) Mr. Davis became our Chief Restructuring Officer in January 2001 and was not employed by our company in 2000. In September 2001, Mr. Davis became our Chief Executive Officer and Chairman.

(2) Reflects payments made by our company for relocation expenses. No other annual compensation is reported because perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for these named executive officers.

(3) Reflects our matching contributions to the 401(k) plan of Mr. Bernlohr, Mr. Repka, Mr. Tomlinson and Mr. Schickling.

Stock Options

In connection with our plan of reorganization, all options to acquire our common stock that were outstanding immediately before the effective date of the plan were cancelled. On August 27, 2001, pursuant to our plan of reorganization, our board of directors adopted a stock option plan. The primary purposes of the management stock option plan are to attract and retain employees, consultants and directors and provide plan participants with an ownership interest in our company. The stock option plan provides for the grant of up to 56,180 stock options, subject to adjustment for stock splits and similar capital changes. As of December 31, 2002, the following stock options were granted to Mr. Davis, Chief Executive Officer and Chairman of the Board of Directors of our company, and the four other most highly compensated officers of our company for the years indicated:

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in the Year Ended December 31, 2002	Exercise Price per Share	Expiration Date	Grant Date Value (1)
Eugene I. Davis	—	0.0%	N/A	N/A	N/A
Timothy J. Bernlohr	12,800	25.7	$6.40	2012	$1.88
Rodney P. Repka	5,393	10.8	$6.40	2012	$1.88
Thomas W. Tomlinson	4,720	9.5	$6.40	2012	$1.88
Harry L. Schickling	2,025	4.1	$6.40	2012	$1.88

(1) Valued using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 – expected dividend yield 0.0%, risk-free interest rate of 3.5%, and an expected life of 10 years.

A committee comprised of five members of our board of directors administers the stock option plan. Generally, stock options will be exercisable for 10 years from the date that the option is granted. No options were exercised as of December 31, 2002.

Pension Plans

We maintain a noncontributory defined benefit pension plan covering certain of our employees, including the executive officers listed in the foregoing tables. The accrued monthly benefit ordinarily payable under this plan is equal to  1/12 multiplied by:

•	0.5% of the average compensation (including merit bonuses) received by a participant during the five consecutive calendar years of employment that would produce the highest such average, which we refer to in this prospectus as the final average compensation, times the years of service of the participant with our company and certain related or predecessor employers not in excess of 35 years; plus

•	0.5% of the final average compensation that is in excess of the social security taxable wage base times years of benefit service.

The compensation covered by this plan generally corresponds to the annual salary and merit bonus amounts reported in the preceding summary compensation table. For calendar years starting on and after January 1, 1994, the total compensation that can be considered for any purpose under the plan is limited to $150,000 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended, which we refer to in this prospectus as the Code. The Code also places certain other limitations on the annual benefits that may be paid under the plan. However, the benefits payable under the plan are not reduced for any social security payments that may be received by a participant.

The estimated annual benefits payable under the plan (as a straight life annuity commencing at age 65) are illustrated below:

Final Average Compensation	Years of Service
	15	20	25	30	35
$125,000	$16,682	$22,242	$27,803	$33,364	$38,924
$150,000 and above	20,432	27,242	34,053	40,864	47,674

Compensation of Directors

We pay directors an annual retainer of $20,000 and a $1,000 per meeting fee for attendance at meetings of our board of directors or any committee of which the director is a member. A committee chairman is paid a $2,000 per meeting fee for attendance at each committee meeting. In addition, directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings at a rate of $500 per day of travel.

Employment Agreements

In May 2002, we entered into a Success Fee Payment Agreement with Eugene I. Davis, who is our Chief Executive Officer and Chairman of our board of directors, for the purposes of rewarding Mr. Davis for successfully managing our company through our recent financial reorganization and incentivizing Mr. Davis to continue his employment with us. Under the terms of the agreement, Mr. Davis will be entitled to receive 1% of the amount, if any, by which the proceeds realized by our company or its shareholders, in one or a series of related transactions involving the sale of our company or its assets, exceed a target amount to be determined by our board of directors. While the target amount has not been determined, the agreement provides that it will be based on the exercise price that will be payable upon the exercise of the first series of stock options that will be issued by us to our employees under our stock option plan, adopted in 2001. In order to be entitled to receive a success fee under the agreement, the transaction or transactions with respect to which the fee is payable must be completed while Mr. Davis is an employee of our company or within one year following the termination of his employment.

Our wholly owned subsidiary, RBX Industries, Inc., has entered into employment agreements with each of Timothy J. Bernlohr, our Chief Operating Officer and Vice President, Rodney P. Repka, our Vice President-Manufacturing and Thomas W. Tomlinson, Vice President – Finance. Each agreement is dated as of June 17, 2002 and contains identical terms with the exception of base salary figures and severance agreements. Under the terms of these employment agreements, employment may be terminated by RBX Industries, Inc. or the employee at any time. Under each employment agreement, the employee is entitled to receive a bonus based upon RBX Industries, Inc.’s Annual Incentive Plan.Under the terms of the employment agreements, we currently pay Timothy J. Bernlohr an annual salary of $210,000, we pay Rodney P. Repka an annual salary of $175,000 and we pay Thomas W. Thomlinson an annual salary of $150,000. We have notentered into an employment agreement with, or Harry L. Schickling, Vice President – Administration and Secretary.

Compensation Committee Interlocks and Insider Participation

In 2002, Messrs. Davis, Detweiler, Johnson, Larson and Radecki served on our compensation committee. In 2002, Mr. Davis was the only member of our compensation committee who was an officer or employee of our company. The purpose of our compensation committee is to establish and manage the total compensation and bonus incentive awards for the officers and directors of our company.

REPORT OF COMPENSATION COMMITTEE ON ANNUAL COMPENSATION

The following paragraphs constitute the report of the Executive Compensation Committee of the Board of Directors (the “Committee”) on executive compensation policies for the year ended December 31, 2002.

The Committee administers the compensation program for executive officers and other management level employees of the Company and makes all related decisions.

The principal elements of the compensation program for executive officers are base salary, performance-based annual incentives and options granted under the Company’s Employee Stock Option Plan (the “Option Plan”). The goals of the program are to give the executive officers incentives to work toward the improved financial performance of the Company and to reward them for their contributions to the Company’s success. The program is also designed to retain the Company’s key executives, each of whom plays an important role in enabling the Company to maintain its commitment to premium service to its customers and its high standards of efficiency, productivity and safety. For a summary of 2002 compensation, see the Summary Compensation Table under the heading “Executive Compensation Tables” below.

Annual salaries for the Company’s executive officers, including the CEO, are generally reviewed in March of each year based on a number of factors, both objective and subjective. Objective factors considered include increases in the cost of living, the Company’s current performance and, to a lesser extent, the Company’s overall historical performance, although no specific formulas based on such factors are used to determine salaries. Salary decisions are based primarily on the Committee’s subjective analysis of the factors contributing to the Company’s long-term success and of the executives’ individual contributions to such success.

Cash incentive payments based on the Company’s performance may be awarded to the executive officers under an incentive compensation plan. Under this plan, a specified percentage of the Company’s pre-tax profit for the year is distributed annually to the executive officers in proportion to their base salaries. Thus, whether the executive officers’ total pay is comparable to the compensation of executives with similar responsibilities at comparable companies may vary from year to year depending upon the Company’s performance.

All five executive officers currently hold incentive stock options granted to them in April 2002. These options will vest in three increments, and each increment will be exercisable for a period of ten years after vesting. All of these options, which were granted with exercise prices greater than or equal to the market value of the Company’s Common Stock at the time of grant, will have value to the officers only to the extent that the market value of the Common Stock exceeds the exercise price at the time of exercise. Thus, the Committee believes that the extended vesting schedules and limited exercise periods of the options will encourage the optionees not only to remain with the Company but also to seek to enhance the value of the Company’s stock through improvements in the Company’s performance and to sustain such improvements throughout the terms of the options.

Additional elements of the executive officers’ compensation, which are not performance-based, are matching contributions by the Company under the Company’s 401(k) plan.

By the Members of the Executive Compensation Committee:

Eugene I. Davis

Richard W. Detweiler

Eric R. Johnson

Stephen C. Larson

Joseph J. Radecki, Jr.

Performance Graph

No graph is presented because there has been no established market or exchange for the trading of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2002, certain information regarding beneficial ownership of our common stock by each person who is known by our company to be the beneficial owner of more than 5% of the common stock.

As of December 31, 2002, we had 1,000,000 shares of common stock issued and outstanding. In calculating the percentages of ownership, all shares of common stock that each holder had the right to acquire within 60 days of December 31, 2002, upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such holder, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Foothill Partners III, L.P c/o Foothill Capital Corporation 2450 Colorado Avenue Suite 3000 West Santa Monica, California 90404	255,739 shares (1)	25.57%
Common Stock	The Equitable Life Assurance Society of the United States c/o Alliance Capital Management L.P. 1345 Avenue of the Americas New York, New York 10105	149,625 shares	14.96%
Common Stock	PPM American Special Investments CBO II, L.P. c/o PPM America, Inc. 225 West Wacker Drive Suite 1200 Chicago, Illinois 60606	108,300 shares	10.83%
Common Stock	PPM America Special Investments Fund, L.P. c/o PPM America, Inc. 225 West Wacker Drive Suite 1200 Chicago, Illinois 60606	85,975 shares	8.60%

(1)	Includes 11,563 shares of common stock issuable upon exercise of warrants.

The following table sets forth, as of December 31, 2002, certain information regarding beneficial ownership of our common stock by all directors or their nominees and executive officers of our company.

Title of Class	Name of Beneficial Owner	Amount and nature of beneficial ownership (1)	Percent of class
Exercisable Stock Options	Richard W. Detweiler	1,000	6.6%
Exercisable Stock Options	Stephen C. Larson	1,000	6.6
Exercisable Stock Options	Joseph J. Radecki, Jr.	1,000	6.6
Exercisable Stock Options	Conseco Capital	1,000	6.6
Exercisable Stock Options	Timothy J. Bernlohr	4,267	28.0
Exercisable Stock Options	Rodney P. Repka	1,798	11.8
Exercisable Stock Options	Thomas W. Tomlinson	1,573	10.3
Exercisable Stock Options	Harry L. Schickling	675	4.4
	Total directors and officers	12,313	80.8

(1)	Shares underlying vested stock options granted during 2002

The following table summarizes securities authorized for issuance under the Company’s stock option plan as of December 31, 2002.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	49,758	$6.40	6,422

The stock option plan was adopted without the approval of security holders. The Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 56,180 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have 10-year terms and vest over a three year period from the date of grant with a third of the options becoming exercisable each year.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are procedures that are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized;

•	assets are safeguarded against unauthorized or improper use; and

•	transactions are properly recorded and reported,

in each case all to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Annual evaluation of the Company’s Disclosure Controls and Internal Controls

Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that:

•	the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and

•	our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

No significant changes were made to our Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

Exhibits:

10.1*	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Rodney P. Repka

10.2*	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Timothy J. Bernlohr

10.3*	Employment Agreement, dated June 17, 2002 between RBX Industries, Inc. and Thomas W. Tomlinson

99.1	Risk Factors

* Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(b)

Reports on Form 8-K:

1.	July 18, 2002 – Disclosure of change in registrant’s certifying accountant
2.	September 5, 2002 – Consolidated financial statements for July 31, 2002 provided to State Street Bank and Trust Company
3.	September 27, 2002 – Consolidated financial statements for August 31, 2002 provided to State Street Bank and Trust Company
4.	November 27, 2002 – Consolidated financial statements for October 31, 2002 provided to State Street Bank and Trust Company
5.	December 30, 2002 – Consolidated financial statements for November 30, 2002 provided to State Street Bank and Trust Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBX CORPORATION

Date: March 27, 2003	By:	/s/ EUGENE I. DAVIS
Eugene I. Davis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	By:	/s/ EUGENE I. DAVIS
Eugene I. Davis Chairman and Chief Executive Officer

Date: March 27, 2003	By:	/s/ THOMAS W. TOMLINSON
Thomas W. Tomlinson Vice President—Finance (Principal Financial and Accounting Officer)

Date: March 27, 2003	By:	/s/ RICHARD W. DETWEILER
Richard W. Detweiler Director

Date: March 27, 2003	By:	/s/ ERIC R. JOHNSON
Eric R. Johnson Director

Date: March 27, 2003	By:	/s/ STEPHEN C. LARSON
Stephen C. Larson Director

Date: March 27, 2003	By:	/s/ JOSEPH J. RADECKI, JR.
Joseph J. Radecki, Jr. Director

CERTIFICATIONS

I, Eugene I. Davis, Chairman and Chief Executive Officer of RBX Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of RBX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ EUGENE I. DAVIS
Eugene I. Davis Chairman and Chief Executive Officer

I, Thomas W. Tomlinson, Vice President – Finance of RBX Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of RBX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ THOMAS W. TOMLINSON
Thomas W. Tomlinson Vice President – Finance (Principal Financial and Accounting Officer)

RBX CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

RBX Corporation (the “Successor”, see note 1)

Roanoke, Virginia

We have audited the accompanying consolidated balance sheet of RBX Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and accumulated other comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and accumulated other comprehensive loss, and cash flows for the year ended December 31, 2000, the eight months ended August 27, 2001 (Predecessor Company operations), and the four months ended December 31, 2001 (Successor Company operations) were audited by other auditors whose report dated March 27, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on July 17, 2001, the Virginia Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on August 27, 2001. The accompanying consolidated financial statements of the Predecessor, which reflect the Predecessor Company’s historical cost basis, do not purport to reflect or provide for the consequences of the bankruptcy proceedings. As further described in notes 1 and 2, the Company adopted fresh-start accounting for the preparation of financial statements subsequent to August 27, 2001 in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable to those presented in the accompanying consolidated financial statements of the Predecessor Company.

In our opinion, the 2002 Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBX Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Roanoke, Virginia

February 21, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

RBX Corporation (the “Successor”, see Note 1)

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of RBX Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2000, the eight months ended August 27, 2001, (Predecessor Company operations), and the four months ended December 31, 2001 (Successor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on July 17, 2001, the Virginia Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on August 27, 2001. The accompanying financial statements of the Predecessor, which reflect the Predecessor’s historical cost basis, do not purport to reflect or provide for the consequences of the bankruptcy proceedings. As further described in Notes 1 and 2, the Company adopted fresh-start accounting for the preparation of financial statements subsequent to August 27, 2001 in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable to those presented in the accompanying consolidated financial statements, of the Predecessor.

In our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended 2000, and the eight months ended August 27, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of RBX Corporation as of December 31, 2001, and the results of its operations and its cash flows for the four months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Richmond, Virginia

March 27, 2002

RBX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

(in thousands, except share data)

	2001	2002
ASSETS
Cash and cash equivalents	$1,154	$553
Accounts receivable, less allowance for doubtful accounts of $2,060 and $1,764, respectively	21,369	22,669
Inventories	17,225	16,376
Prepaid and other current assets	1,874	1,700

Total current assets	$41,622	$41,298
Property, plant and equipment, net	53,113	54,846
Intangible assets	18,058	18,058
Assets held for sale	6,780	5,481
Other assets	—	262

Total assets	$119,573	$119,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,003	$10,742
Accrued liabilities	15,974	8,106
Current portion of postretirement benefit obligation	2,780	3,498
Current portion of long-term debt	2,000	2,000

Total current liabilities	29,757	24,346
Long-term debt	38,163	47,007
Postretirement benefit obligation	28,256	22,541
Pension benefit obligation	15,337	18,234
Other liabilities	1,704	1,704

Total liabilities	113,217	113,832
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1	1
Additional paid-in capital	15,160	15,160
Accumulated deficit	(8,805)	(7,151)
Accumulated other comprehensive loss	—	(1,897)

Stockholders’ equity	6,356	6,113

Total liabilities and stockholders’ equity	$119,573	$119,945

See notes to Consolidated Financial Statements

RBX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2000, the eight months ended

August 27, 2001, the four months ended December 31, 2001 and the year ended December 31, 2002

(in thousands, except per share data)

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Net sales	$231,503	$134,097	$55,683	$165,323
Cost of goods sold	211,300	122,084	53,105	138,510

Gross profit	20,203	12,013	2,578	26,813
Selling, general and administrative costs	20,950	13,875	3,910	18,059
Management fees	1,334	—	—	—
Equity in net loss of affiliate	802	—	—	—
Reorganization items (income)	27,806	(19,786)	5,932	1,070
Other expense (income)	60	12	(18)	961

Operating income (loss)	(30,749)	17,912	(7,246)	6,723
Interest expense, including amortization of deferred financing fees	25,943	1,689	1,559	4,839

Income (loss) before income taxes and extraordinary item	(56,692)	16,223	(8,805)	1,884
Income tax expense	26	—	—	230

Net income (loss) before extraordinary item	(56,718)	16,223	(8,805)	1,654
Extraordinary item – gain on cancellation of debt	6,204	218,316	—	—

Net income (loss)	(50,514)	234,539	(8,805)	1,654
Less redeemable preferred stock dividends and accretion for original issue discount	(900)	—	—	—

Net income (loss) attributable to common stockholders	$(51,414)	$234,539	$(8,805)	$1,654

Basic and diluted net income (loss) per common share	NA	NA	$(8.81)	$1.65

See notes to Consolidated Financial Statement

RBX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT) and ACCUMULATED OTHER COMPREHENSIVE LOSS

For the year ended December 31, 2000, the eight months

ended August 27, 2001, the four months ended December 31, 2001,

and the year ended December 31, 2002

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 1999	500,300	$5	$46,286	$(222,789)	$—	$(176,498)
Dividend accrued on preferred stock	—	—	(506)	—	—	(506)
Accretion of preferred stock	—	—	(394)	—	—	(394)
Net loss	—	—	—	(50,514)	—	(50,514)

Balances at December 31, 2000	500,300	5	45,386	(273,303)	—	(227,912)
Net income	—	—	—	234,539	—	234,539

Balances at August 27, 2001—Predecessor	500,300	5	45,386	(38,764)	—	6,627
Elimination of Predecessor redeemable preferred stock	—	—	—	8,534	—	8,534
Elimination of Predecessor equity	(500,300)	(5)	(45,386)	30,230	—	(15,161)
Issuance of Successor stock	1,000,000	1	14,892	—	—	14,893
Issuance of Successor warrants	—	—	268	—	—	268

Balances at August 27, 2001—Successor	1,000,000	1	15,160	—	—	15,161
Net loss	—	—	—	(8,805)	—	(8,805)

Balances at December 31, 2001	1,000,000	1	15,160	(8,805)	—	6,356
Comprehensive Loss:
Net income	—	—	—	1,654	—	1,654
Other comprehensive loss—minimum pension liability	—	—	—	—	(1,897)	(1,897)

Total comprehensive loss						(243)

Balances at December 31, 2002	1,000,000	$1	$15,160	$(7,151)	$(1,897)	$6,113

See notes to Consolidated Financial Statements

RBX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2000, the eight months

ended August 27, 2001, the four months ended December 31, 2001,

and the year ended December 31, 2002

(in thousands)

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
OPERATING ACTIVITIES
Net income (loss)	$(50,514)	$234,539	$(8,805)	$1,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on cancellation of debt	(6,204)	(218,316)	—	—
Depreciation	7,991	3,794	1,037	3,266
Amortization	1,223	—	—	—
Loss (gain) on disposal of equipment	60	12	(18)	311
Loss on disposal of assets held for sale	—	—	—	650
Equity in net loss of affiliate	802	—	—	—
Reorganization items	23,681	(28,431)	—	—
Change in operating assets and liabilities:
Accounts receivable	3,437	3,475	3,912	(1,300)
Inventories	2,240	2,143	4,564	849
Prepaid and other current assets	(2,001)	(403)	1,064	174
Accounts payable	9,309	(1,509)	637	1,739
Accrued liabilities	19,448	3,228	(1,210)	(4,884)
Other liabilities	(1,800)	1,230	394	(3,997)

Net cash provided by (used in) operating activities	7,672	(238)	1,575	(1,538)

INVESTING ACTIVITIES
Capital expenditures	(3,085)	(1,973)	(1,542)	(5,462)
Proceeds from disposals of property, plant and equipment	117	5	31	152
Proceeds from disposals of assets held for sale	—	—	—	649
Increase in restricted cash	—	—	—	(262)
Contributions to equity investee	(920)	—	—	—

Net cash used in investing activities	(3,888)	(1,968)	(1,511)	(4,923)

FINANCING ACTIVITIES
Proceeds from borrowings	11,500	100,448	67,238	181,658
Principal payments on long-term debt	(3,495)	(109,558)	(66,715)	(175,798)

Net cash provided by (used in) financing activities	8,005	(9,110)	523	5,860

Net increase (decrease) in cash and cash equivalents	11,789	(11,316)	587	(601)
Cash and cash equivalents:
Beginning of period	94	11,883	567	1,154

End of period	$11,883	$567	$1,154	$553

See notes to Consolidated Financial Statements

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

1. Financial Statement Presentation

The accompanying consolidated financial statements of RBX Group, Inc. (the “Predecessor”) include the accounts of RBX Group, Inc., RBX Corporation (both non-operating holding companies), and RBX Corporation’s wholly owned subsidiaries. RBX Corporation’s subsidiaries, Rubatex Corporation, Groendyk Mfg Co., Inc., OleTex, Inc., Midwest Rubber Custom Mixing Corp., and Hoover-Hanes Rubber Custom Mixing Corp., operate manufacturing facilities which are located in the southeastern United States, Ohio, and Illinois. RBX Corporation’s subsidiaries also include Waltex Corporation, UPR Disposition, Inc., and Universal Rubber Company, which are inactive legal entities with no operations.

The accompanying consolidated financial statements of RBX Corporation (the “Successor”) include the accounts of RBX Corporation and its wholly owned subsidiary, RBX Industries, Inc. When appropriate to the context, the “Company” refers to both the Successor, RBX Corporation, and the Predecessor, RBX Group, Inc.

Through the foam segment of its operating subsidiary, the Company manufactures foam rubber and foam plastics products which are used in a wide range of applications including athletic equipment, sports medicine wraps, neoprene wetsuits, hardware center products, other consumer products, automotive components, insulation for refrigeration and air conditioning systems, and other industrial products. Through the mixing segment of its operating subsidiary, the Company custom mixes rubber compounds which are sold to customers for further processing.

The consolidated financial statements for the Successor have been prepared in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Due to the reorganization and implementation of fresh-start accounting, the consolidated financial statements of the Successor are not comparable to those of the Predecessor. The results of operations and cash flows of the Predecessor for the period from January 1, 2001 through August 27, 2001 have been referred to throughout the consolidated financial statements as the results of operations and cash flows for the eight months ended August 27, 2001 for ease of reference. In a similar manner, the results of operations and cash flows of the Successor for the period from August 28, 2001 through December 31, 2001 have been referred to throughout the consolidated financial statements as the results of operations and cash flows for the four months ended December 31, 2001. A line has been drawn between the accompanying consolidated statements of operations and statements of cash flows of the Predecessor for the eight months ended August 27, 2001 and the accompanying consolidated statements of operations and statements of cash flows of the Successor for the four months ended December 31, 2001 to distinguish between the Predecessor and the Successor.

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

2. Chapter 11 Proceedings

On December 5, 2000, certain unsecured creditors of the Predecessor filed an involuntary petition for reorganization of RBX Corporation under chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”). On December 7, 2000 (the “Petition Date”), the Predecessor (also referred to as the “Debtors”) filed voluntary petitions with the Delaware Bankruptcy Court for reorganization under Chapter 11. In connection with the filings, the Delaware Bankruptcy Court assigned the following case numbers: 00-4468, and 00-4512 through 00-4520 (JJF) (the “Cases”). Effective February 2, 2001 the Delaware Bankruptcy Court transferred the Cases to the

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States Bankruptcy Court for the Western District of Virginia (the “Virginia Bankruptcy Court”) where the Cases were consolidated for purposes of joint administration under case number 7-01-00436-WSR-11 (the “Chapter 11 Case”). On the Petition Date, the Delaware Bankruptcy Court authorized the Debtors to pay certain prepetition and postpetition obligations, including employee wages and product warranties. The Debtors operated the business as debtors-in-possession pursuant to the Bankruptcy Code.

On January 20, 2001, the Debtors filed a plan of reorganization to implement a financial restructuring, which plan was subsequently amended on March 8, 2001, on April 4, 2001, and on May 11, 2001 (the “Plan”). The Plan provided that the Company will emerge from bankruptcy with a deleveraged capital structure. The Plan further contemplated the following: (i) all claims entitled to priority under the Bankruptcy Code were paid in full on the effective date unless otherwise agreed; (ii) new common stock initially representing a 95% interest in the Company and new 12% notes in the amount of $25 million were issued to the holders of the Senior Secured Notes; (iii) new common stock initially representing a 5% interest in the Company and warrants were effectively issued to the holders of unsecured claims including the holders of the Senior Subordinated Notes; and (iv) existing common and preferred equity interests did not receive or retain any interest or property under the Plan.

Pursuant to the plan of reorganization under which the Company emerged from bankruptcy effective August 27, 2001, RBX Group, Inc. was merged into RBX Corporation, with RBX Corporation the surviving entity. RBX Corporation’s subsidiaries were merged into one legal entity, Rubatex Corporation, and Rubatex Corporation’s name was changed to RBX Industries, Inc.

On July 12, 2001, the Virginia Bankruptcy Court confirmed the Company’s plan of reorganization and such order was signed by the Virginia Bankruptcy Court Judge on July 17, 2001. The Company emerged from bankruptcy effective August 27, 2001 concurrent with the closing of an exit financing package which provided for a $35 million revolving credit facility and a $10 million term loan.

Fresh-Start Accounting

As of August 27, 2001, the Successor adopted fresh-start accounting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7). Implementation of fresh-start accounting resulted in material changes to the consolidated balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuations of liabilities pursuant to provisions of the plan of reorganization and valuation of equity based on a valuation of the business prepared by the independent financial advisors of the Company. In adopting fresh-start accounting, the Successor was required to determine its enterprise value, which represents the fair value of the Successor before considering its non-operating liabilities.

The enterprise value of the Company immediately before the date of confirmation was less than the total of all postpetition liabilities and allowed claims as reflected in the following summary:

Postpetition liabilities	$112,873
Liabilities subject to compromise	218,316

Total postpetition liabilities and allowed claims	331,189
Enterprise value	100,780

Excess of liabilities over enterprise value	$230,409

The independent financial advisors of the Company used the discounted cash flow method, incorporating cash flow projections of the Company through 2003, under the income approach and a guideline company analysis under the market approach to determine the enterprise value. The “Terminal Value,” or the value at the end of the projection period assuming the Company will maintain operations beyond the projection period and still have value, was determined using a capitalization methodology. In determining the value of the Company’s tangible assets the cost approach was incorporated. The trademarks and tradenames were valued using an income approach, specifically, a relief from royalty method. The discount rate developed, 13%, was based on the weighted average cost of capital and an effective tax rate of 40% was used.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s emergence from bankruptcy and the adoption of fresh-start accounting resulted in the following adjustments to the Company’s consolidated balance sheet as of August 27, 2001:

	Predecessor	Reorganization Adjustments	Fresh-Start ADJUSTMENTS	Successor
Cash and cash equivalents	$567	$—	$—	$567
Accounts receivable, net	25,281	—	—	25,281
Inventories	21,789	—	—	21,789
Prepaid and other current assets	2,938	—	—	2,938

Total current assets	50,575	—	—	50,575
Property, plant and equipment, net	44,902	—	7,719	52,621
Intangible assets	—	—	18,058	18,058
Assets held for sale	—	—	6,780	6,780

Total assets	$95,477	$—	$32,557	$128,034

Accounts payable	$8,340	$—	$—	$8,340
Accrued liabilities	17,210	—	—	17,210
Current portion of postretirement benefit obligation benefit obligation	2,810	—	—	2,810
Current portion of long-term debt	2,000	—	—	2,000

Total current liabilities	30,360	—	—	30,360
Long-term debt	37,640	—	—	37,640
Postretirement benefit obligation	30,164	—	(1,993)	28,171
Pension benefit obligation	8,879	—	6,119	14,998
Other liabilities	1,704	—	—	1,704
Liabilities subject to compromise	218,316	(218,316)	—	—

Total liabilities	327,063	(218,316)	4,126	112,873
Redeemable preferred stock	8,534	—	(8,534)	—
Common stock	5	—	(4)	1
Additional paid-in capital	45,386	—	(30,226)	15,160
Retained earnings (accumulated deficit)	(285,511)	218,316	67,195	—

Total stockholders equity (deficit)	(240,120)	218,316	36,965	15,161

Total liabilities and stockholders’ equity	$95,477	$—	$32,557	$128,034

The “fresh-start adjustments” reflected above as of August 27, 2001 reflect the valuation of the Company prepared by an independent financial advisor retained by the Company to prepare a valuation as of that date for the purpose of fresh-start accounting. This valuation differs from the valuation contained in the disclosure statement in support of second amended joint plan of reorganization of RBX Group, Inc. and its subsidiaries (the “Disclosure Statement”) approved by the bankruptcy court which was performed as of an earlier date. The valuation for fresh-start accounting purposes utilizes different assumptions which resulted in a higher enterprise value than the valuation contained in the Disclosure Statement and in an equity value within the range of equity values contained in the Disclosure Statement.

As a result of the Company’s emergence from Chapter 11, all of the federal net operating loss carryforwards and certain other tax attributes available to the Company were eliminated by the cancellation of indebtedness income recognized. Additionally, the state net operating loss carryforwards were reduced to approximately $61.1 million by the cancellation of indebtedness income recognized.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant reorganization adjustments are discussed in further detail below:

Liabilities subject to compromise – The Predecessor eliminated $218,316 of liabilities subject to compromise. These liabilities subject to compromise included accounts payable and accrued expenses totaling $16,656, subordinated notes and related accrued interest totaling $112,904, secured notes and related accrued interest totaling $85,792 and accrued management fees and related interest totaling $2,964. The elimination of these liabilities subject to compromise resulted in recognition of gain on cancellation of debt totaling $218,316 which has been reflected as an extraordinary item in the statement of operations of the Predecessor for the eight months ended August 27, 2001. Recurring expenses included in the statement of operations for the year ended December 31, 2000 that were eliminated as a result of the Company’s emergence from Chapter 11 included reorganization items that would not have been incurred had the reorganization occurred on January 1, 2000 totaling $27,806, interest expense on the Predecessor’s Indebtedness (other than revolving debt) of $22,030 and interest expense for amortization of associated deferred financing costs of $1,223.

The significant fresh-start adjustments are discussed in further detail below:

Property, plant and equipment, net – The Successor obtained a third party valuation for its property, plant and equipment. The property, plant and equipment adjustment includes a $7,719 fair market value adjustment required to value the property, plant and equipment of the Successor at the appraised amount. The adjustment to value the property, plant and equipment at the appraised amount resulted in recognition of income in the amount of $7,719 which has been included in reorganization items in the statement of operations of the Predecessor for the eight months ended August 27, 2001.

Intangible assets – Intangible assets consist of the fair value of trademark/tradename assets in the amount of $9,800 determined by a third party valuation. The remaining intangible assets of $8,258 consist of excess enterprise value after adjusting the identifiable assets to fair value and considering the present value of long-term debt and other long-term obligations. The adjustment to record the intangible assets at the appraised amount resulted in recognition of income in the amount of $18,058 which has been included in reorganization items in the statement of operations of the Predecessor for the eight months ended August 27, 2001.

Assets held for sale – Certain assets which will not be used in the Successor’s operations have been classified as assets held for sale. The Successor obtained a third party valuation of such assets in connection with the aforementioned valuation of property, plant and equipment. The related adjustment includes a $6,780 fair market value adjustment required to reflect assets held for sale at the appraised amount. The adjustment to value the assets held for sale at the appraised amount resulted in recognition of income in the amount of $6,780 which has been included in reorganization items in the statement of operations of the Predecessor for the eight months ended August 27, 2001 (See Note 15).

Postretirement benefit obligation – The Successor obtained an actuarial valuation from an independent third party to determine the postretirement benefit obligation for fresh-start accounting purposes. As a result of the valuation, an adjustment in the amount of $1,993 was made to reduce the Company’s postretirement benefit obligation as of August 27, 2001. The adjustment to reduce the postretirement benefit obligation resulted in recognition of income in the amount of $1,993 which has been included in reorganization items in the statement of operations of the Predecessor for the eight months ended August 27, 2001.

Pension benefit obligation – The Successor obtained an actuarial valuation from an independent third party to determine the pension benefit obligation for fresh-start accounting purposes. As a result of the valuation an adjustment in the amount of $6,119 was made to increase the pension benefit obligation as of August 27, 2001. The adjustment to increase the pension benefit obligation resulted in recognition of expense in the amount of $6,119 which has been included in reorganization items in the statement of operations of the Predecessor for the eight months ended August 27, 2001.

Redeemable preferred stock – The adjustment totaling $8,534 reflects the elimination of the Predecessor’s redeemable preferred stock.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders’ equity (deficit) – The adjustments reflect the elimination of the Predecessor’s common stock, accumulated deficit (after taking into account the impact of the reorganization adjustments discussed above and the fresh-start revaluation), and the adjustment to reflect the Successor’s total enterprise value of $100,780.

3. Operations and Financing

For the year ended December 31, 2002 the Company recognized net income of $1,654 and operating income of $6,723. Based on internally developed cash flow projections and the Company’s planned cost control measures, management believes that cash flows from operations and the Company’s existing revolving line of credit (see Note 9) will provide sufficient liquidity for the Company to fund its obligations as they become due during the next 12 months. Ultimately, the Company must achieve sufficient revenues to support its cost structure.

4. Significant Accounting Policies

Principles of Consolidation – The accounts of the Predecessor and the Successor and their subsidiaries are included in the consolidated financial statements after elimination of significant intercompany transactions and profits and losses.

Business Combinations – The valuation of assets in accordance with principles of the fair value method of accounting used for purposes of fresh-start accounting was performed in accordance with SOP 90-7.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2001 and 2002, the Company had no cash equivalents.

Inventories – Inventories are valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method and includes material, labor and overhead. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of inventory.

Property, Plant and Equipment – In accordance with SOP 90-7, property, plant and equipment was restated at approximate fair value at August 27, 2001. Accordingly, property, plant and equipment that was owned prior to August 27, 2001 is stated at approximate fair value as of August 27, 2001 net of accumulated depreciation since August 27, 2001. Property, plant and equipment acquired subsequent to August 27, 2001 is stated at cost net of accumulated depreciation. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets, ranging from 20-40 years for buildings and improvements and 3-14 years for machinery and equipment.

Goodwill and Other Intangible Assets – During 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 states that goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. As a result of the implementation of fresh-start accounting, the accounting for goodwill and other intangible assets was determined in accordance with SFAS 142. The adoption of SFAS 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

The intangible assets created by the adoption of fresh-start accounting consisted of trademark and tradename assets as well as excess enterprise value, or goodwill, and are not subject to amortization. The Company evaluates the remaining useful life of the trademark and tradename assets, valued at $9,800, at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances require. Goodwill was assigned to the foam and mixing segments in the amounts of $6,567 and $1,691, respectively. Goodwill is not expected to be deductible for tax purposes.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment and Disposal of Long-Lived Assets – SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to the adoption of SFAS No. 144 on January 1, 2002, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Deferred Financing Costs – Deferred financing costs were amortized using the effective interest method over the life of the related debt.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates, which approximate those currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2001 and 2002, the carrying value of long-term debt approximated fair value.

Environmental remediation liabilities – The Company is subject to certain laws and regulations relating to environmental remediation activities such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. The Company has not used discounting in determining its accrued liabilities for environmental remediation. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative clean-up methods and risk-based assessments of the contamination, and estimates developed by independent environmental consultants. The Company does not maintain insurance coverage for environmental matters and does not anticipate recoveries from other potentially responsible parties (“PRP’s”); therefore, no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in the Company’s consolidated financial statements. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

Stock Option Plan – The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. In accordance with the disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the year ended December 31, 2002.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Earnings per Share
Net income, as reported	$1,654	$1.65
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(19)	(0.02)

Pro forma net income	$1,635	$1.63

Revenue – Revenue is recognized when products are shipped to customers and the customer takes ownership and assumes risk of loss based on shipping terms. Sales returns and allowances and certain volume incentives are treated as a reduction to sales and are provided based on historical experience and current estimates.

Commission Revenue – Effective June 2002, the Company began operating under a joint manufacturing, marketing and sales agreement with Nomaco Corporation and Nomaco K-Flex LLC (jointly referred to as Nomaco). Under the terms of the agreement, Nomaco will manufacture insulation products which will be sold by the Company throughout North America on a commissioned basis. During a transition period which extends through the first quarter of 2003, it is anticipated that Nomaco production will ramp up and, ultimately, production of the Company’s own insulation products will be discontinued. The Company will also buy and resell certain Nomaco products during the transition period. The Company does not record commissioned sales in its consolidated financial statements; however, the related commission revenue is recorded as it is earned.

Commissioned sales and related commission revenue is as follows for the year ended December 31, 2002:

Commissioned sales	$14,561

Commission revenue, included in net sales	$1,332

Shipping and Handling Costs – Shipping and handling costs include the costs incurred to physically move finished goods from the Company’s warehouse to the customers’ designated location. Amounts billed to customers related to shipping and handling are netted against the shipping and handling charges incurred by the Company. Net shipping and handling costs of approximately $6,330, $4,593, $1,776 and $6,556 are included as a deduction from net sales for the year ended December 31, 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001 and the year ended December 31, 2002, respectively.

Research and Development – Research and development expenditures, which are expensed as incurred, were approximately $2,995, $1,788, $1,345 and $1,677 for the year ended December 31, 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001 and the year ended December 31, 2002, respectively.

Income Taxes – The Company accounts for income taxes using the liability method, whereby deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business and Credit Concentrations – The Company’s customers are not concentrated in any specific geographic region or any specific industry. No single customer accounts for more than 10% of the Company’s sales. Generally, the Company’s accounts receivable are not comprised of more than 5% from a single customer; however, as of December 31, 2001 and 2002, the Company had accounts receivable from one customer that comprised approximately 7% and 11%, respectively, of gross accounts receivable. The Company reviews a customer’s credit

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Standards – SFAS 143, “Accounting for Asset Retirement Obligations,” is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In July 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, SFAS 146 affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions and certain disclosure requirements of SFAS 148 is effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect the adoption of FIN 45 to have a significant impact on the financial position, results of operations, or cash flows of the Company

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accounts Receivable

Activity in the allowance for doubtful accounts was as follows:

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Allowance for doubtful accounts:
Beginning of period	$2,077	$2,169	$2,601	$2,060
Provision for bad debts	402	696	(482)	558
Recoveries	47	194	—	507
Accounts written-off	(357)	(458)	(59)	(1,361)

End of period	$2,169	$2,601	$2,060	$1,764

6. Inventories

Components of inventory are as follows:

	2001	2002
Raw materials	$7,688	$5,672
Work-in-process	1,891	1,705
Finished goods	7,646	8,999

	$17,225	$16,376

7. Properties, Plant and Equipment

Major classes of property, plant and equipment are as follows:

	2001	2002
Land	$1,428	$1,428
Buildings and improvements	15,767	16,442
Machinery and equipment	36,229	37,612
Construction-in-progress	726	3,630

	54,150	59,112
Less: accumulated depreciation	1,037	4,266

	$53,113	$54,846

As of December 31, 2000, the Company recognized a loss on impairment of long-lived assets in connection with Rubatex’s Bedford plant (See Note 15 for discussion of reorganization items).

Implementation of fresh-start accounting resulted in material changes to the consolidated balance sheet, including valuation of assets at fair value (See Note 2). As of December 31, 2001 and 2002, such changes to the Company’s property, plant and equipment have been reflected.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Liabilities

Major components of accrued liabilities are as follows:

	2001	2002
Interest	$1,035	$1,261
Personnel related excluding vacation	2,456	1,698
Vacation	1,959	895
Accrued plant shutdown costs	4,845	—
Other	5,679	4,252

	$15,974	$8,106

9. Long-term Debt

Long-term debt of the Company is as follows:

	2001	2002
Revolving credit facility	$5,865	$14,061
Senior secured notes	25,000	27,984
Term loan	9,298	6,962

	40,163	49,007
Less: current portion	2,000	2,000

	$38,163	$47,007

Promissory Note – On June 10, 1996, the Company issued a $5,000 unsecured note in connection with the purchase of certain assets for use in the Company’s manufacturing operations. The note provided for interest to be paid at 11.75% on a semiannual basis. Due to a dispute with the note holder over, among other things, the condition of the assets purchased, the Company discontinued making interest payments after 1997. The $5,000 obligation including accrued interest thereon of $1,454 was settled in 2000 for $250. An extraordinary gain on extinguishment of debt of $6,204 was reflected in the 2000 statement of operations in connection with the settlement of this indebtedness.

Revolving Credit Facility – On August 27, 2001 the Company entered into a credit agreement (the “ New Credit Agreement”), which provides for a $35 million revolving credit facility (the “New Revolving Credit Facility”) subject to a borrowing base formula applied to eligible receivables and inventory and scheduled to mature in August 2004. As of December 31, 2002, $1.0 million of the New Revolving Credit Facility was reserved for irrevocable standby letters of credit primarily in connection with the Company’s casualty insurance program. The Company’s indebtedness under the New Credit Agreement is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first priority interest in all of our present and future properties and interests in real or personal property and proceeds of the foregoing. Indebtedness under the New Revolving Credit Facility bears interest at the prime rate plus one-half percent or at the Eurodollar rate plus 3.00%. As of December 31, 2002, the interest rates in effect were 5.25% for $6,061 in a prime rate loan and 5.07% and 5.09% for $3,000 and $5,000, respectively in Eurodollar rate loans. As of December 31, 2002, the Company had available unused borrowing capacity of $4.3 million under the revolving credit facility.

Senior Secured Notes – On August 27, 2001 RBX Corporation issued $25 million in 12.00% Senior Secured Notes (the “New Senior Secured Notes”) due August 15, 2006, to persons having a beneficial interest in our old 12% notes as of the record date determined by the Virginia Bankruptcy Court. The New Senior Secured Notes are collateralized by second priority liens on substantially all of the assets of the Company. The New Senior Secured

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes may be redeemed at any time at the Company’s option at a redemption premium. Interest is payable semi-annually on February 15 and August 15 of each year. The Company may elect at each interest payment date to pay interest on all or any portion of the outstanding notes by the issuance of additional notes at a rate of 12% per annum in lieu of cash through August 15, 2004. On February 15, 2002 and August 15, 2002, the Company paid interest in the amounts of $1,400 and $1,584, respectively, in this manner. RBX Industries, Inc. is a wholly owned subsidiary of RBX Corporation and both RBX Corporation and RBX Industries, Inc. have guaranteed the Senior Secured Notes on a full, unconditional, and joint and several basis.

Term Loan – The New Credit Agreement, described above, also provides for a term loan in the principal amount of $10,000. The term loan is payable in sixty consecutive monthly installments of principal, together with interest, due August 2004. The Company’s indebtedness under the New Credit Agreement, including the term loan, is guaranteed by RBX Corporation and its existing and future subsidiaries and is collateralized by a first priority interest in all of our present and future properties and interests in real or personal property and proceeds of the foregoing. Indebtedness on the term loan bears interest at the prime rate plus one percent or at the Eurodollar rate plus 3.50%. As of December 31, 2002, the interest rates in effect were 5.75% for $2,962 in a prime rate loan and 5.59% for $4,000 in a Eurodollar rate loan.

The Company’s indebtedness contains certain restrictions which, among other things, restrict its ability to incur additional indebtedness, issue capital stock, incur liens, pay dividends, make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. In addition, the Company’s indebtedness contains certain financial covenants, including maintenance at a minimum level of adjusted tangible net worth. The Company was in compliance with the terms of its indebtedness as of December 31, 2002.

The aggregate maturities of long-term debt subsequent to December 31, 2002 are:

2003	$2,000
2004	19,023
2005	—
2006	27,984

10. Income Taxes

The Company files a consolidated income tax return. The components of income tax expense are as follows:

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Current:
Federal	$—	$—	$—	$—
State	26	—	—	230

	26	—	—	—

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense	$26	$—	$—	$230

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences giving rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2002
Deferred tax liability:
Accumulated depreciation and revaluation of assets	$8,269	$12,152

Deferred tax assets:
Employee benefits	12,937	10,002
Net operating loss carryforwards	3,562	9,038
Accumulated amortization	4,816	3,991
Pension benefits	6,288	6,867
Other	4,474	3,845

	32,077	33,743
Valuation allowance	(23,808)	(21,591)

	8,269	12,152

Deferred income taxes	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. The Company periodically evaluates its deferred tax asset to determine the need for a valuation allowance given the Company’s expectations with respect to future taxable income as well as the expiration dates of the Company’s net operating loss carryforwards. A valuation allowance has been established for net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized.

The reconciliation of income taxes computed at the Federal statutory tax rate to actual income tax expense is as follows:

	Predecessor		Successor
	Year ended December 31 2000	8 Months Ended August 27, 2001	4 months Ended December 31, 2001	Year Ended December 31, 2002
Federal statutory rate	(34.0)%	35.0%	(35.0)%	34.0%
Effect of:
Change in valuation allowance	31.2	(22.0)	(3.2)	(41.2)
Attribute reduction	—	21.3	14.5	—
State taxes, net of federal benefit	—	—	—	12.2
Cancellation of debt	—	(32.6)	—	—
Nondeductible reorganization fees	2.7	(1.4)	23.7	—
Other	0.1	(0.3)	—	7.2

	—%	—%	—%	12.2%

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generated net operating loss carryforwards of approximately $14.4 million for federal and state income tax purposes in 2002. These carryforwards expire in 2022. In addition the Company has net operating loss carryforwards from previous years of approximately $56.1 million for state income tax purposes. Such carryforwards expire as follows: 2003 – $8.8 million; 2004 – $4.2 million; 2005 – $9.7 million; 2006 – $3.8 million; 2008 – $.4 million; 2009 – $.4 million; 2010 – $.8 million; 2011 – $.2 million; 2012 – $3.2 million; 2013 – $8.2 million; 2014 – $2.8 million; 2015 – $6.6 million; 2016 – $3.7 million; 2017 – $1.3 million; 2018 – $.7 million; 2019 – $.3 million; 2020 – $.7 million and 2021 – $.3 million. In conjunction with the implementation of fresh-start accounting, all federal net operating loss carryforwards and certain other tax attributes available to the Company were eliminated by the cancellation of indebtedness income recognized. (See Note 2 for further discussion).

11. Stock Option Plan and Warrants

During 2002, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and key employees. The Plan authorizes grants of options to purchase up to 56 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have 10-year terms and vest over a three year period from the date of grant with a third of the options becoming exercisable each year.

At December 31, 2002, there were 6 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2002 was $1.88 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 – expected dividend yield 0.0%, risk-free interest rate of 3.5%, and an expected life of 10 years.

Stock option activity during the year ended December 31, 2002, is as follows:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2001	—	$—
Granted	50	6.40

Balance at December 31, 2002	50	$6.40

At December 31, 2002, the weighted-average remaining contractual life of outstanding options was 10 years.

At December 31, 2002, the number of options exercisable was 15.

On August 27, 2001, the Company issued 67 stock warrants to holders of general unsecured claims in connection with the corporate reorganization. As of December 31, 2002, the warrants represented the right to acquire 67 shares of common stock at an exercise price of $48.00 per share. The warrants are exercisable at any time on or before August 27, 2008.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits

The Company sponsors certain qualified and nonqualified pension plans and other postretirement benefit plans for employees. The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as information with respect to the plans’ funded status.

	Pension Benefits		Other Benefits
	2001	2002	2001	2002
Reconciliation of benefit obligation:
Obligation, beginning of year:	$45,173	$32,694	$29,518	$31,804
Service cost	885	824	540	341
Interest cost	2,576	2,326	2,060	2,038
Plan amendments	865	—	(773)	—
Actuarial (gain) loss	(381)	(83)	2,674	(265)
Benefit payments	(2,218)	(1,605)	(2,215)	(3,396)
Settlements	(18,204)	(3,534)	—	—
Effect of settlements	2,400	181	—	—
Curtailments	—	(1,324)	—	(4,483)
Reclassification of supplemental executive retirement plan	1,598	—	—	—

Obligation, end of year	$32,694	$29,479	$31,804	$26,039

Reconciliation of fair value of plan assets:
Fair value of plan assets, beginning of year	$39,392	$15,721	$—	$—
Actual return on plan assets	(3,435)	(571)	—	—
Company contributions	186	37	2,215	3,396
Benefit payments	(2,218)	(1,605)	(2,215)	(3,396)
Settlements	(18,204)	(3,696)	—	—

Fair value of plan assets, end of year	$15,721	$9,886	$—	$—

Funded status:
Funded status	$(16,973)	$(19,593)	$(31,804)	$(26,039)
Unrecognized net loss (gain)	1,636	3,255	768	—
Additional minimum liability	—	(1,897)	—	—

Accrued benefit liability	$(15,337)	$(18,234)	$(31,036)	$(26,039)

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits
	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Service cost	$1,090	$644	$241	$824
Interest cost	3,309	1,994	582	2,326
Expected return on plan assets	(3,894)	(1,946)	(381)	(1,425)
Amortization:
Unrecognized net (gain) loss	(239)	—	—	—
Unrecognized prior service cost	69	94	—	—

Net periodic benefit cost	$335	$786	$442	$1,725

	Other Benefits
	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Service cost	$510	$393	$147	$341
Interest cost	2,121	1,486	574	2,038
Expected return on plan assets	—	—	—	—
Amortization:
Unrecognized net (gain) loss	(117)	(40)	—	—
Unrecognized prior service cost	—	—	—	—

Net periodic benefit cost	$2,514	$1,839	$721	$2,379

Prior service costs are amortized using the straight-line method over the average remaining service period of employees expected to receive benefits under the plans. Gains and losses in excess of 10% of the greater of the benefit obligation and market value of assets are also amortized over the average remaining service period of employees expected to receive benefits under the plans.

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2001	2002
Weighted average assumptions as of December 31:
Discount rate	7.25%	7.00%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	4.25%	4.00%

For measurement purposes, a 9% annual rate of increase of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% in 2006 and remain at that level thereafter.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$117	$101
Effect on the health care component of the accumulated postretirement benefit obligation	$1,260	$1,104

The Company’s actuary informed the Company, that the estimated minimum funding level for the Company’s defined benefit pension plan for 2003 would be approximately $8.0 million. The Company has applied for a funding waiver which is expected to provide for the payment of the required amounts over a five year period.

Certain of the Company’s hourly and salaried employees participate in defined contribution plans to which they contribute each month and which may be matched in part by the Company in accordance with plan provisions and terms established in various collective bargaining agreements. Company contributions related to these plans were approximately $740, $527, $279 and $416 for the year ended December 31, 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001, and the year ended December 31, 2002, respectively.

13. Contingencies

The Company and its subsidiaries are involved in various suits and claims in the normal course of business. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from such suits and claims are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company is subject to federal, state and local environmental laws which regulate air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and, the release of hazardous substances, pollutants and contaminants into the environment. In addition, the Company may be responsible for the environmental clean up of property for contamination, which occurred prior to the Company’s ownership. The Company is involved in environmental remediation activities resulting from past operations, including designation as a potentially responsible party (“PRP”), at sites designated for cleanup by state environmental agencies.

The Company is a PRP along with other PRP’s for the environmental clean up of certain property designated as a state Superfund site in North Carolina. Based on the allocation method determined by a committee made up of representatives of the Company and other PRP’s, the Company’s share of the liability is considered immaterial.

The Company is also a PRP along with other PRP’s for the environmental clean up of certain property designated as a state Superfund site in Ohio. Currently the Federal EPA has designated the site as “No Further Remedial Action Planned.” However, the Ohio EPA has completed a preliminary investigation of the property, requested that the Company conduct a more extensive environmental study and filed a claim against RBX in the bankruptcy proceedings. The Company is vigorously defending the claim, which is currently in formal discovery. A hearing is scheduled before the Bankruptcy Court in Roanoke, Virginia in April 2003. The Company has accrued approximately $1.8 million based on a consultant’s estimate but is unable to predict the final outcome of this potential liability at this time.

Management believes the estimates discussed above will be sufficient to satisfy anticipated costs of remediation at these two Superfund sites. At December 31, 2002 and 2001, approximately $2.2 million (undiscounted) for estimated environmental remediation costs was accrued, of which approximately $1.7 million is included in other long-term liabilities. Expenditures relating to costs currently accrued are expected to be made over the next 5 to 10 years. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown RBX remediation sites, estimated costs for

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future environmental compliance and remediation are necessarily imprecise, and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company’s competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

14. Net Income (Loss) Per Share (in thousands, except per share data)

Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company. The following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the period presented:

Four months ended December 31, 2001	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net (loss) per share	$(8,805)	1,000	$(8.81)

Effect of dilutive warrants and options	—	—

Diluted net (loss) per share	$(8,805)	1,000	$(8.81)

Year ended December 31, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,654	1,000	$1.65

Effect of dilutive warrants and options	—	—

Diluted net income per share	$1,654	1,000	$1.65

Warrants and options that could potentially dilute net income in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the period presented) totaled 67 and 50, for the four months ended December 31, 2001 and the year ended December 31, 2002, respectively.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Reorganization Items

Reorganization items have been segregated from the results of normal operations and are presented separately in the consolidated financial statements. For the year ended December 31, 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001, and the year ended December 31, 2002, reorganization items were comprised of the following:

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Loss on impairment of long-lived assets	$16,173	$—	$—	$—
Write off of deferred financing fees	3,759	—	—	—
Professional fees related to the reorganization	4,050	6,919	343	684
Reserve equity investment	1,567	—	—	—
Fresh-start revaluation	—	(28,431)	—	—
Plant shut-down costs	—	—	5,009	—
Other	2,257	1,726	580	386

	$27,806	$(19,786)	$5,932	$1,070

Loss on impairment of long-lived assets – In connection with its plan of reorganization, the Company reduced manufacturing activities performed at the Bedford plant. As a result, the Company reassessed the carrying values of the long-lived assets related to the Bedford plant and determined that there was an impairment; accordingly, a loss on impairment of the long-lived assets of $16,173 was recorded as of December 31, 2000.

Deferred financing fees – Deferred financing fees were written off as of the Petition Date in order to adjust the carrying value of the Company’s indebtedness to the expected allowed amount of the related claim.

Equity investment – Effective December 31, 1999 the Company acquired a non-controlling financial interest in a venture established to manufacture and distribute certain extruded foam products. In connection with its plan of reorganization the Company reassessed the carrying value of the investment in light of its inability to provide the venture with sufficient funding to continue its operations. Accordingly, provision was made for a full reserve against the investment as of December 31, 2000.

Fresh-start revaluation – As of August 27, 2001, the Successor adopted fresh-start accounting in accordance with Statement of Position 90-7. Implementation of fresh-start accounting resulted in material changes to the consolidated balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuations of liabilities pursuant to provisions of the plan of reorganization and valuation of equity based on a valuation of the business prepared by the independent financial advisors of the Company (See Note 2). Accordingly, the implementation of fresh-start accounting resulted in a fresh-start revaluation gain of $28,431.

Plant shut-down costs – During the four months ended December 31, 2001, the Company incurred expenses associated with the closure of its mixing plant in Barberton, Ohio and an extrusion and fabrication plant in Bedford, Virginia (see Note 20).

Other – Other reorganization items are comprised primarily of charges related to severance costs associated with the plan of reorganization and contractual obligations associated with the abandonment of certain construction projects.

During 2000, the Company made cash payments of $3,251 for professional fees incurred in connection with the reorganization. During the eight months ended August 27, 2001 and the four months ended December 31, 2001, the Company made cash payments of $4,934 and $2,711 for professional fees incurred in connection with the reorganization, respectively. During 2002, the Company made cash payments of $971 for professional fees incurred in connection with the reorganization.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments

The Company is obligated under lease agreements, principally relating to the rental of warehouse facilities and transportation equipment. Future minimum rental payments required under operating leases for the years ended December 31, are as follows:

2003	$1,477
2004	980
2005	765
2006	357
2007	357
Thereafter	737

Rental expense for all operating leases was approximately $2,666, $1,656, $686 and $1,605 for the year ended December 31, 2000, the eight months ended August 27, 2001, the four months ended December 31, 2001, and the year ended December 31, 2002, respectively.

17. Related-Party Transactions

Historically, the Predecessor received financial and management services from American Industrial Partners (AIP), an affiliate of the majority owners of the Predecessor’s stockholder. Management and consulting fees expense related to AIP were $795 for 2000, plus out-of-pocket expenses. Although such management fees were accrued, there were no cash payments of management fees made in 2000. Out-of-pocket expenses of $191 were reimbursed in cash for 2000. During 2001, the Company paid approximately $910,000 in fees to the employer of a current director. These fees were paid prior to the election of this director to the board of directors.

18. Supplemental Cash Flow Information

Payments for interest and income taxes are as follows:

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Interest	$8,375	$1,600	$702	$3,029
Income taxes	29	25	—	82

Non cash financing activities:

During 2002, the Company paid accrued interest of $2,984 by issuing additional 12% senior secured notes.

During 2002, the Company incurred an additional minimum pension liability of $1,897, which is presented as accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segment and Related Information

The Company has two reportable segments, foam and mixing. Foam products are supplied to customers of the foam segment from the Company’s five foam-manufacturing facilities and through outsourcing arrangements. Uncured rubber products are supplied to customers of the mixing segment from one custom rubber mixing facility.

Summarized financial information for the Company’s reportable segments follows. The information designated as “Other” represents corporate related items which are not allocated to reportable segments.

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Foam Group:
Revenues	$167,436	$96,638	$41,105	$128,622
Segment profits (losses)	(6,241)	(2,903)	(1,147)	7,044
Total assets	77,654	80,852	75,895	77,785
Capital expenditures	2,356	1,172	1,296	4,746
Depreciation and amortization	7,122	3,173	871	2,761
Mixing Group:
Revenues	64,067	37,459	14,578	36,701
Segment profits (losses)	5,145	1,343	(32)	731
Total assets	23,686	20,819	18,840	18,620
Capital expenditures	729	801	246	716
Depreciation and amortization	869	621	166	505
Other:
Segment profits (loss)	(49,418)	236,099	(7,626)	(6,121)
Total assets	12,506	26,363	24,838	23,540
Depreciation and amortization	1,223	—	—	—
Total:
Revenues	231,503	134,097	55,683	165,323
Net income (loss)	(50,514)	234,539	(8,805)	1,654
Total assets	113,846	128,034	119,573	119,945
Capital expenditures	3,085	1,973	1,542	5,462
Depreciation and amortization	9,214	3,794	1,037	3,266

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of “Other” segment profits (losses).

	Predecessor		Successor
	Year Ended December 31, 2000	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001	Year Ended December 31, 2002
Corporate expenses	$(513)	$(314)	$(135)	$—
Management fees	(1,334)	—	—	—
Reorganization items	(27,806)	19,786	(5,932)	(1,070)
Interest expense	(25,943)	(1,689)	(1,559)	(4,821)
Income tax expense	(26)	—	—	(230)
Gain on cancellation of debt	6,204	218,316	—	—

	$(49,418)	$236,099	$(7,626)	$(6,121)

20. Closed Plants

In October 2001, the Company discontinued its extrusion and fabrication operations in Bedford, Virginia and its custom rubber mixing operations in Barberton, Ohio (the “Closed Plants”) due to operating losses experienced at these locations. The Company plans to supply some of its customers who formerly purchased products that were manufactured at these locations from its other locations and through domestic and foreign sourcing arrangements. Because the Company anticipates that it will have continuing involvement with these businesses in the form of sales to customers who formerly bought products manufactured at the Closed Plants, they have not been presented as discontinued operations in the accompanying statements of operations.

During 2001, the Closed Plants had sales and operating losses as follows:

	Predecessor	Successor
	8 Months Ended August 27, 2001	4 Months Ended December 31, 2001
Net sales of closed plants	$35,285	$9,001

Operating losses of closed plants	$(5,445)	$(4,411)

The assets associated with the closed plants which are no longer required in the Company’s operations totaling $6,780 and $5,481 as of December 31, 2001 and 2002, respectively, have been included as assets held for sale in the accompanying consolidating balance sheets.

RBX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Quarterly Results of Operations

The following table summarizes unaudited quarterly results of operations for the year ended December 31, 2002:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2002:
Net sales	43,699	42,009	41,904	37,711
Operating income	1,274	2,460	2,279	710
Net income (loss)	177	1,201	866	(590)
Net income (loss) per common share-basic and diluted	0.18	1.20	0.87	(0.59)